Form 10-Q
period 2008-06-30
HEALTHMED SERVICES LTD
filed 2008-08-19
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

Commission File Number 021-59003

HEALTHMED SERVICES LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1905 South Eastern Avenue, Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

480.229.3668
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during thepreceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES   [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES   [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES   [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
6,070,000 common shares issued and outstanding as of August 6, 2008

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2008, and our results of operations, and our cash flows for the six month period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form S-1.

HEALTHMED SERVICES LTD
(Development Stage Company)

Balance Sheets
 (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets

Cash	$10,209	$16,520

Total Assets	$10,209	$16,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity

Common Stock, authorized
25,000,000 shares, par value$0.001,
issued and outstanding on June 30, 2008 and
December 31, 2007 is 6,070,000 and 6,070,000
respectively	6,072	6,072

Paid in Capital	153,778	143,778

Subscriptions Receivable	-	-

Deficit Accumulated During the
Development Stage	(149,641)	(133,330)

Total Stockholders' Equity	10,209	16,520

Total Liabilities and Stockholders' Equity	$10,209	$16,520

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Operations
(Unaudited)

					September 14,
	Six Months Ended		Three Months Ended		2000 (Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-
Expenses
General and Administrative	1,411	3,968	1,009	1,042	24,941
Professional Fees	13,650	2,165	12,150	-	34,850
Consulting Fees	1,250	-	-	-	89,850

Total Expenses	16,311	6,133	13,159	1,042	149,641

Net (Loss) Before Taxes	(16,311)	(6,133)	(13,159)	(1,042)	(149,641)
Provision for Income Tax	-	-	-	-	-

Net (Loss)	$(16,311)	$(6,133)	$(13,159)	$(1,042)	$(149,641)
Basic and Diluted
(Loss) per Share	a	a	a	a
Weighted Average
Number of Shares	6,070,000	6,070,000	6,070,000	6,070,000
a = Less than ($0.01) per share

The accompanying notes are an integral part of these notes

HEALTHMED SERVICES LTD
(Development Stage Company)

Statement of Stockholders Equity
(Unaudited)
September 14, 2000 Inception to June 30, 2008

	Price	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Per Share	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-

Contributed Capital				100			100
Net (Loss)						(1,411)	(1,411)

Balance, December 31, 2000		-	-	100	-	(1,411)	(1,311)

Net (Loss)						(200)	(200)

Balance, December 31, 2001		-	-	100	-	(1,611)	(1,511)

Net (Loss)						(400)	(400)

Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)

Common Shares issued to
founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for
cash in private placement
October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000

Net (Loss)						(29,936)	(29,936)

Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153

Common Shares issued for
cash in private placement
on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000
Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250

Net (Loss)						(22,571)	(22,571)

Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332

Common Shares Subscribed
in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-
Contributed Capital				25,000			25,000

Net (Loss)						(39,199)	(39,199)

Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133

Common Shares Issued and Cash
received in 504 offering net of
$5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000

Net (Loss)						(29,095)	(29,095)

Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038

Net (Loss)						(10,518)	(10,518)

Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520

Contributed Capital				10,000			10,000

Net (Loss)						(16,311)	(16,311)

Balance, June 30, 2008		6,070,000	$6,072	$153,778	$-	$(149,641)	$10,209

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split. These splits have been retroactively applied to this schedule including the impact on price per share.

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
Statements of Cash Flows
 (Unaudited)

					September 14,
	Six Months Ended		Three Months Ended		2000(Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
Operating Activities

Net (Loss)	$(16,311)	$(6,133)	$(13,159)	$(1,042)	$(149,641)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-	-	-
Decrease in Loans Payable	-	-	-	-	-

Net Cash (Used) by Operating Activities	(16,311)	(6,133)	(13,159)	(1,042)	(149,641)

Financing Activities

Proceeds from contributed Capital	10,000	-	10,000	-	35,000

Proceeds from sale of Common Stock	-	-	-	-	124,850

Cash Provided by Financing Activities	10,000	-	10,000	-	159,850

Net Increase in Cash	(6,311)	(6,133)	(3,159)	(1,042)	10,209

Cash, Beginning of Period	16,520	27,038	13,368	21,947	-

Cash, End of Period	$10,209	$20,905	$10,209	$20,905	$10,209

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

Healthmed Services, Ltd.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007)

NOTE 1.               GENERAL ORGANIZATION AND BUSINESS

Telemax Communications, Inc, (A Development Stage Company) was incorporated on September 14, 2000 under the laws of the State of Nevada. On July 14, 2003 Telemax Communications, Inc, changed its name to Healthmed Services, LTD (The Company). It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE 2.               SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3.               INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $29,333 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $133,330. The total valuation allowance is a comparable $29,333. Details for the last three years follow:

Year Ended December 31	2007	2006	2005
Deferred Tax Asset	$2,314	$6,579	$8,624
Valuation Allowance	(2,314)	(6,579)	(8,624)
Current Taxes Payable	0.00	0.00	0.00
Income Tax Expense	$0.00	$0.00	$0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2000	$1,805	2020
2001	92	2021
2002	114	2022
2003	29,936	2023
2004	22,571	2024
2005	39,199	2025
2006	29,095	2026
2007	10,518	2027
Total NOL	$133,330

The Company has filed no income tax returns since inception.

NOTE 4.               STOCKHOLDERS’ EQUITY

Common Stock

On December 5, 2002 the company received $100 contributed capital from its founder.

On April 20, 2003, the Company issued 2,000,000 pre-split shares of its $0.001 par value common stock for $7,000 cash to the founders of the Company.

On September 22, 2003, the Company completed an unregistered private offering under the Securities Act of 1933, as amended. Relying upon the exemption from registration afforded by sections 4(2) and 3(b) and regulation D promulgated there under. The Company sold 1,000,000 shares of its $0.001 par value common stock at a price of $0.025 per share for $25,000 cash.

On October 1, 2003, the Company executed a 3 to 1 forward stock split. The Outstanding shares increased from 3,000,000 shares to 9,000,000 shares. The statement of stockholders equity retroactively reflects the impact of this split.

On November 3, November 4 and December 27, 2004 the company issued 45,000 shares, 45,000 shares and 250,000 shares respectively of its $0.001 par value common stock at $0.10 per share for $34,000 cash. These shares were also issued in an unregistered private offering as described above.

On November 3, 2004 the company issued 25,000 shares for consulting services valued at $2,500. During the year 2004 the Company also received $6,250 cash in contributed capital from its founder. On March 11, 2005 the Company received $25,000 cash in contributed capital from its founder.

On October 15, 2005 the company executed a 1:2 reverse stock split leaving a balance of 4,682,500 shares outstanding prior to the 504 offering. The Statement of Stockholders’ Equity retroactively reflects the impact of this split.

During November and December 2005 the company received subscriptions for 1,088,500 common shares of stock for 43,540 subscriptions receivable in a Regulation 504 offering.

On January 25, 2006 the Company issued and additional 299,000 common shares at $0.04 per share in a Regulation 504 offering. The Company received $50,000 cash (net of $5,500 offering costs) that included receipt for payment of the $43,540 subscriptions receivable and an additional $6,460.

On June 16, 2008 the Company received $10,000 cash in contributed capital from its founder.

NOTE 5.               RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.               GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $149,641. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 7.               THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

The adoption of this new Statement is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Healthmed” mean Healthmed Services Ltd. , unless otherwise stated.

General Overview

We were incorporated in the State of Nevada on September 14, 2000 under the name "Telemax Communications, Inc.”. On July 14, 2003, we changed our name to "Healthmed Services, Ltd.". We are a development stage company and have not yet generated or realized any revenues from our business operations. We have never been bankrupt, been under the control of a receiver or similar proceedings with respect to ourselves.

Our offices are currently located at 1905South Eastern Avenue, Las Vegas, Nevada 89104. Our telephone number is 480.229.3668.

Our primary business objective is to use communications technology to provide individuals, companies and health-provider organizations with round-the-clock telephone and web-based access to medical advice, information, products and services. We intend to provide outsourced services to clients via our internet-based information and medical advice website and our proposed HealthMed North American call center, and will support our business partners around the globe by supplying the tools, technology and know-how required for the successful operation of a Health Information Center.

Results of Operations

Three month Summary ending June 30, 2008 and 2007

		Three Months Ended
		June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$13,159		$1,042
Net Loss		$13,159		$1,042

Expenses

Our operating expenses for the three month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

		Three Months Ended
		June 30
		2008		2007
General and administrative		$1,009		$1,042
Professional fees		$12,150	$	Nil
Consulting fees	$	Nil	$	Nil

Operating expenses for the three months ended June 30, 2008, increased by 1,163% as compared to the comparative period in 2007 primarily as a result of an increase of professional fees.

Six month Summary ending June 30, 2008 and 2007

		Six Months Ended
		June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$16,311		$6,133
Net Loss		$16,311		$6,133

Expenses

Our operating expenses for the six month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Six Months Ended
	June 30
	2008		2007
General and administrative	$1,411		$3,968
Professional fees	$13,650		$2,165
Consulting fees	$1,250	$	Nil

Operating expenses for the six months ended June 30, 2008, increased by 166% as compared to the comparative period in 2007 primarily as a result of an increase to professional and consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
		At		At	Percentage
		June 30,		Dec. 31,	Increase/
		2008		2007	Decrease
Current Assets		$10,209		$16,520	(38%	)
Current Liabilities	$	Nil	$	Nil	0%
Working Capital (deficit)		$10,209		$16,520	(38%	)

Cash Flows
		Six Months		Six Months
		Ended		Ended
		June 30,		June 30,
		2008		2007
Net Cash Used in Operating Activities		$16,311		$6,133
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,000	$	Nil
Increase in Cash During the Period		$6,311		$6,133

We estimate that we will spend approximately $5,000 on general and administrative expenses, $15,000 on website development and $5,000 on travel over the next 12 months.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$15,000
Travel	$5,000
Total	$25,000
Cash on hand, June 30, 2008, estimated	$10,200

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,300 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

The adoption of this new Statement is not expected to have a material effect on our company’s current financial position, results or operations, or cash flows.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on our company’s current financial position, results or operations, or cash flows.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of the six month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to June 30, 2008 is $149,641. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

  the actual expenditures required to be made are at or above the higher range of our estimated expenditures;

  we incur unexpected costs in completing the development of our product or encounter any unexpected technical or other difficulties;

  we incur delays and additional expenses as a result of technology failure;

  we are unable to create a substantial market for our website; or

  we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $25,000 for the next 12 months. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to our plan of operations over the next 12 months, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. As well, we will not receive any funds from this registration.

We will require additional financing to sustain our business operations if we are not successful in earning revenues. We do not currently have any arrangements for financing and may not be able to find such financing if required.

If we are unable to complete the development of our website we will not be able to generate revenues and you will lose your entire investment.

We have not completed the development of our website and we have no contracts or licenses for the sale or use of our website. The success of our business will depend on its completion and the acceptance of our website by our potential customers. Achieving such acceptance will require significant marketing investment. Our website, once developed and tested, may not be accepted by our customers at sufficient levels to support our operations and build our business. If the proposed website that we will develop is not accepted at sufficient levels, our business will fail.

Our website, when developed, may contain defects that will make it more difficult for us to establish and maintain customers.

Despite testing during development, our website may contain undetected design faults and software errors, or "bugs," that are discovered only after it has been installed and used by customers. Any such default or error could cause delays in delivering our website or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. In addition, our website has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

Because we have two directors, deadlocks may occur in our Board’s decision making process, which may delay or prevent critical decisions from being made.

Since we currently only have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our Articles and By-Laws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not list on any exchange or quotation system and we do not have a market maker who will assist us in having our shares quoted on the OTCBB. At the present, time none of our selling security holders are able to sell their shares other than through private transactions and only after this prospectus becomes effective. Selling shares privately might result in our selling security holders not receiving the price per share that they might have obtained if the shares were quoted on the OTCBB. Management will seek out a market maker when this registration statement becomes effective. This will occur as follows:

  We will have to identify a market maker who will file a Form 211 for us which will start the process with the FINRA and hopefully eventually obtaining a quotation on the OTCBB; and

  We will have to be current in our financial statements to be quoted on the OTCBB and hence we will be responsible for filing Forms 10-K and 10-Q on a periodic basis as required.

We do not know how long this process will take for our registration to be declared effective with the SEC but we estimate a period of between six to twelve months. Once our registration statement is effective, we will identify a market maker and commence the process of being quoted on the OTCBB. The length of time this will take is unknown to us but we estimate approximately six to twelve months again. There is the distinct possibility that our company will never be quoted on the OTCBB.

We might in the future have to sell shares by way of private placements or through a public offering which will have the effect of diluting our shareholders’ current percentage ownership in our company.

If, in the future, we decide to sell shares to raise additional capital for operations, our shareholders current percentage ownership in our company will be diluted unless they participate in the purchase of shares equivalent to their present ownership in our company. If they do not participate in either a future private placement or public offering their percentage interest in our company will be diluted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

3.2	Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHMED SERVICES LTD.
(Registrant)

Dated: August 19, 2008	/s/ Georgios Polyhronopoulos
Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)