Form 10-Q/A
period 2008-06-30
HEALTHMED SERVICES LTD
filed 2008-10-07
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

Commission File Number 333-152439

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES   [   ] NO

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

Explanatory Note

Our company is filing this Form 10-Q/A for the period ended June 30, 2008 to addresses comments received by our company from the SEC’s staff subsequent to the filing of the Form 10-Q, which include a revision to the cover page of the Form 10-Q to change the status of our company to a “Shell Company”. The above described changes had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on August 19, 2008, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

HEALTHMED SERVICES LTD.
(Registrant)

Dated: October 7 , 2008	/s/ Georgios Polyhronopoulos
Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)