Form 10-Q
period 2008-09-30
HEALTHMED SERVICES LTD
filed 2008-11-10
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
6,070,000 common shares issued and outstanding as of November 7, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2008, and our results of operations, and our cash flows for the nine month period ended September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form S-1.

HEALTHMED SERVICES LTD

(Development Stage Company)

Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets

Cash	$7,651	$16,520

Total Assets	$7,651	$16,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity

Common Stock, authorized
25,000,000 shares, par value
$0.001, issued and outstanding on
September 30, 2008 and December 31,
2007 is 6,070,000 and 6,070,000
respectively	6,072	6,072

Paid in Capital	163,778	143,778

Subscriptions Receivable	-	-

Deficit Accumulated During the
Development Stage	(162,199)	(133,330)

Total Stockholders' Equity	7,651	16,520

Total Liabilities and Stockholders' Equity	$7,651	$16,520

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD

(Development Stage Company)

Statements of Operations
(Unaudited)

					September 14,
	Three Months Ended		Nine Months Ended		2000 (Inception)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses

General and Administrative	2,231	2,300	3,642	6,268	27,172

Professional Fees	3,150	-	16,800	2,165	38,000

Consulting Fees	7,177	-	8,427	-	97,027

Total Expenses	12,558	2,300	28,869	8,433	162,199

Net (Loss) Before Taxes	(12,558)	(2,300)	(28,869)	(8,433)	(162,199)

Provision for Income Tax	-	-	-	-	-

Net (Loss)	$(12,558)	$(2,300)	$(28,869)	$(8,433)	$(162,199)

Basic and Diluted
(Loss) per Share	a	a	a	a

Weighted Average

Number of Shares	6,070,000	6,070,000	6,070,000	6,070,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these notes

HEALTHMED SERVICES LTD

(Development Stage Company)

Statement of Stockholders Equity
(Unaudited)

September 14, 2000 Inception to September 30, 2008

	Price	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Per Share	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-

Contributed Capital				100
Net (Loss)						(1,411)	(1,411)

Balance, December 31, 2000		-	-	100	-	(1,411)	(1,411)

Net (Loss)						(200)	(200)

Balance, December 31, 2001		-	-	100	-	(1,611)	(1,611)

Net (Loss)						(400)	(400)

Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)
Common Shares issued to
founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for
cash in private placement
October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000

Net (Loss)						(29,936)	(29,936)

	Price	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Per Share	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153

Common Shares issued for
cash in private placement
on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000
Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250

Net (Loss)						(22,571)	(22,571)

Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332

Common Shares Subscribed
in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-
Contributed Capital				25,000			25,000

Net (Loss)						(39,199)	(39,199)

Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133

Common Shares Issued and Cash
received in 504 offering net of
$5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000

Net (Loss)						(29,095)	(29,095)

	Price	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Per Share	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038

Net (Loss)						(10,518)	(10,518)

Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520

Contributed Capital				20,000			20,000

Net (Loss)						(28,869)	(28,869)

Balance, September 30, 2008		6,070,000	$6,072	$163,778	$-	$(162,199)	$7,651

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split.

These splits have been retroactively applied to this schedule including the impact on price per share.

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)
Statements of Cash Flows
(Unaudited)

					September 14,
	Three Months Ended		Nine Months Ended		2000 (Inception)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008
Operating Activities

Net (Loss)	$(12,558)	$(2,300)	$(28,869)	$(8,433)	$(162,199)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-	-	-
Decrease in Loans Payable	-	-	-	-	-

Net Cash (Used) by Operating Activities	(12,558)	(2,300)	(28,869)	(8,433)	(162,199)

Financing Activities

Proceeds from contributed Capital	10,000		- 20,000	-	45,000
Proceeds from sale of Common Stock	-	-	-	-	124,850

Cash Provided by Financing Activities	10,000		- 20,000	-	169,850

Net Increase in Cash	(2,558)	(2,300)	(8,869)	(8,433)	7,651

Cash, Beginning of Period	10,209	20,905	16,520	27,038	-

Cash, End of Period	$7,651	$18,605	$7,651	$18,605	$7,651

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

4

Healthmed Services, LTD.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007)

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

During November and December 2005 the company received subscriptions for 1,088,500 common shares of stock for $43,540 subscriptions receivable in a Regulation 504 offering.

On January 25, 2006 the Company issued and additional 299,000 common shares at $0.04 per share in a Regulation 504 offering. The Company received $50,000 cash (net of $5,500 offering costs) that included receipt for payment of the $43,540 subscriptions receivable and an additional $6,460.

On June 16, 2008 the Company received $10,000 cash in contributed capital from its founder.

On August 21, 2008 the Company received $10,000 cash in contributed capital from its founder.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $162,199. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 7.                THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) SFAS 157-163 and their effect on the Company.

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

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

The adoption of this new Statement has no material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Adoption of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination. The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Healthmed” mean Healthmed Services Ltd., unless otherwise stated.

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

Results of Operations

Three month Summary ending September 30, 2008 and 2007

		Three Months Ended
		September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$12,558		$2,300
Net Loss		$12,558		$2,300

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

	Three Months Ended
	September 30
	2008		2007
General and administrative	$2,231		$2,300
Professional fees	$3,150	$	Nil
Consulting fees	$7,177	$	Nil

Operating expenses for the three months ended September 30, 2008, increased by 446% as compared to the comparative period in 2007 primarily as a result of an increase in professional and consulting fees.

Nine month Summary ending September 30, 2008 and 2007

		Nine Months Ended
		September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$28,869		$8,433
Net Loss		$28,869		$8,433

Expenses

Our operating expenses for the nine month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

	Nine Months Ended
	September 30
	2008		2007
General and administrative	$3,642		$6,268
Professional fees	$16,800		$2,165
Consulting fees	$8,427	$	Nil

Operating expenses for the nine months ended September 30, 2008, increased by 242.33% as compared to the comparative period in 2007 primarily as a result of an increase in professional and consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

		At
		September		At	Percentage
		30,		Dec. 31,	Increase/
		2008		2007	Decrease
Current Assets		$7,651		$16,520	(53.69%	)
Current Liabilities	$	Nil	$	Nil	Nil
Working Capital (deficit)		$7,651		$16,520	(53.69%	)

Cash Flows
		Nine Months		Nine Months
		Ended		Ended
		September 30,		September 30,
		2008		2007
Net Cash Used in Operating Activities		$28,869		$8,433
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$20,000	$	Nil
Increase in Cash During the Period		$(8,869)		$(8,433)

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$15,000
Travel	$5,000
Total	$25,000
Cash on hand, September 30, 2008, estimated	$7,651

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to September 30, 2008 is $162,199. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Our common shares are not list on any exchange or quotation system. We have identified a market maker who has agreed to file a Form 211 for us. At the present, time none of our selling security holders are able to sell their shares other than through private transactions. Selling shares privately might result in our selling security holders not receiving the price per share that they might have obtained if the shares were quoted on the OTCBB. This will occur as follows:

  The market maker will file a Form 211 for us which will start the process with the FINRA and hopefully eventually obtaining a quotation on the OTCBB; and

  We will have to be current in our financial statements to be quoted on the OTCBB and hence we will be responsible for filing Forms 10-K and 10-Q on a periodic basis as required.

We have identified a market maker and have commenced the process of being quoted on the OTCBB. The length of time this will take is unknown to us but we estimate approximately six to twelve months again. There is the distinct possibility that our company will never be quoted on the OTCBB.

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

HEALTHMED SERVICES LTD.
(Registrant)

Dated: November 10, 2008	/s/ Georgios Polyhronopoulos
Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)