Form 10-K
period 2008-12-31
HEALTHMED SERVICES LTD
filed 2009-03-11
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 333-152439

HEALTHMED SERVICES LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1905 South Eastern Avenue, Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	480.229.3668

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 24, 2009 was
$247,800 based on $0.10, the average of the bid and ask closing prices on the OTC Bulletin Board on February 24,
2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
6,070,000 as of February 24, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", "our company" and “Healthmed” mean Healthmed Services Ltd., unless otherwise stated.

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

Effective November 10, 2008, shares of our common stock were quoted on the Over the Counter Bulletin Board.

Our Current Business

Our Services

Initially, we intend to offer two categories of services, our online service through our HealthMed website and our call center.

Online Service – HealthMed Web Site (www.healthmedservices.net)

Through our website we intend to offer the following services:

  Public Portal: Free interactive web site for individuals, consumers, and the general public, designed to provide health information and recommendations in simple and easy-to-use formats. This public portal will generate revenue primarily from the sale of advertising and specially-designed sponsorship programs focused around specific areas of medicine and treatments. We will not charge user fees for access to this public portal.
  Private and Custom-Designed/Client Specific Portal – Health Information Centers: These web sites will utilize HealthMed’s web infrastructure and design, while benefitting from the customized web site that bears the client’s name and logos, and is tailored specifically for their employees. This secure private- labeled web site, powered by HealthMed and accessed through the client’s web site or intranet, will allow each employee to access their personal health records, research a variety of health and medical related topics, and give each person access to information and resources to better assist them in making personal health plan and medical treatment decisions. Private Portals generate revenue mainly through the licensing of the HealthMed web platforms and web sites, as well as fees charged for the customization and tailoring of each web site to specific client needs and requirements.
  All of these web-based platforms will have multi-language capability, providing the user with the ability to select the language they prefer to view, including English, Spanish, French, Italian, German, Russian, Chinese, and Arabic.
  HealthMed is currently working with Kline Interactive, a Scottsdale, Arizona, web and internet platform development company, to re-design and re-launch the HealthMed public and private internet portals/sites.

HealthMed Call Centers – Outsource Services

Through our call centers we intend to offer the following services:

  We intend to provide a full line of health information services from our planned call centers in North America, Latin America and Europe on a per call or a captivated basis by telephone and Internet to payers, providers and end-users of medical services.
  These services will be provided through qualified third-party call centers specializing in the health information and medical assistance industries.
  The call centers will also provide their services in the multiple languages mentioned above.

The Marketplace

Domestic Market Overview

The U.S. Health Care Information market has grown to its current size as projected in the following studies:

  Today there are over 125 million members paying on average $6.00 each per year for core services. In addition, there are more than 300 systems installed in hospitals and insurance companies, providing services valued at over $300 million. Merrill Lynch correctly estimated this demand management industry growth at more than 25% per year.

Even five years ago, the thought of hopping on the internet to make decisions about personal healthcare seemed progressive if not foreign to most. Now, online trends are showing that using the internet to find healthcare information has become the norm. According to National Research and the Healthcare Market Guide (HCMG) survey, the following findings and trends show tremendous potential for internet-based health information and service providers:

  4 out of 10 Americans are using the internet to find information about healthcare. That’s up from an average of only 1 in 10 in 2001 and demonstrates that e-health activity is surging.

  8 out of 10 HCMG survey respondents reported that they would go online at some point in the future for healthcare information. This is easy to believe when popular health information websites like WebMD are fast becoming reliable, experienced information sources that have stood the test of time (WebMD turns 10 next year).
  New sites like FamilyDoctor.org and Healthline.com also pack a punch when it comes to searchable health information.
  41.4% of those over the age of 65 are using the internet for general health services compared to 37.6% of respondents under the age of 34.
  Those who live in a household that earns over $100,000 per year are more likely (nearly 1 in 2) to use the internet to find health information.
  Those in Southern states used the internet less for general health services information (36%) than those in the Mountain West (43%).
  Pacific Coast residents found their physician information online (36%) more than those in the upper Midwest (26%). Despite these disparages, for the most part all states had a significant amount of residents who were online making health decision and seeking information.

It seems that more Americans will continue to use the internet as a healthcare resource in the future. After eliminating the partial overlap between subscribers and those with access to subsidized programs we estimate that approximately half of the US population currently has access to these programs.

International Market Overview

Management of our company believes that the greatest potential for the growth of our company is from providing our services internationally, including developing countries that are experiencing rapid economic and population growth.

Insurance companies, employers and healthcare providers in these countries are striving to provide basic levels of care at a reasonable cost. Governments worldwide are being asked to improve access to care while simultaneously facing budget cuts and spending caps. Yet while half of U.S. citizens are now enrolled in some type of demand management program, such programs are virtually non-existent in the majority of developing countries. Our studies indicate that demand management programs can be successfully replicated in both private and public healthcare systems abroad, and that a large pool of international donor funding exists to support such efforts. In fact, a study conducted by the Americas HealthNet Committee with cooperation from the Pan American Health Organization identified over $3 billion of funds outstanding from multilateral donor institutions for health sector reform in Latin America alone.

There are no accurate figures for the health information segment of the global health care industry, but we extrapolate from US figures that it exceeds $2.5 billion per year.

Potential Customers

While we anticipate that we will be competitive in all aspects of the domestic and international market for health information services, we see our greatest opportunities in the following areas:

Public Portals

We believe that our HealthMed website will offer a significant and beneficial channel for advertisers and sponsors to directly reach their core targeted customers, be it the entire web audience or specific consumers and groups of consumers, based on their areas of interest and needs. This targeted advertising channel is a proven cutting-edge tool for advertisers to reach their audiences in a cost-effective and measurable way. Through website metrics, including page views and click-through tracking, each advertiser will have an effective reporting tool that accompanies every advertising campaign with their HealthMed advertising programs. Similar advertising and metrics tracking programs are used throughout the internet, including search-engine giants Google and Yahoo.

Private and Custom-Designed/Client Specific Portal & Call Centers – Health Information Centers

Medical-oriented websites and call center services offer savings that average four times the cost of services to insurers, HMOs, PPOs and self-insured employers by redirecting subscribers away from expensive emergency rooms to more appropriate levels of care. Payers constitute the bulk of the present $950 million market. The existing competitors for this business in the U.S., but not abroad, are well entrenched. We see the following opportunities for our company:

1.

Self Insured Employers - Employers, except for the very largest, are generally unaware of their ability to use the same cost cutting measures employed by the insurance industry because it has been difficult for the health information services to reach them. We offer on a subscription basis a suite of health information services in a convenient booklet format that is particularly applicable to this untapped market segment. Our distributor network will include third party administrators (TPAs), trade associations and employer coalitions as well as consultants and allied companies specializing in related services such as worker’s compensation.

2.

Travel Services - Insurance companies and others offering health cost protection for travelers are particularly vulnerable to unnecessary use of emergency rooms and out-of-network services. We intend to combine medical advice and referrals in a package that specifically targets this population. Our distributor network will include medical referral organizations as well as our own operators of our services abroad.

3.

Insurance Companies, HMOs, and PPOs - While virtually all large players in the US market have come to recognize the value of demand management, the market outside of the U.S., Canada and the British Commonwealth remains virtually untapped. We, therefore, will be able to offer international business partners market initiator status in their territories and the opportunity to capture the market for our suite of health information services. Our development of the most advanced application service provider (ASP) programs will put us in a unique position to seize international market share limited only by our ability to mobilize the necessary resources.

Our ASP will provide three powerful tools for our distributors to penetrate the mature domestic payer market. First it will provide a 30% price advantage over the competition along with the flexibility to customize outsourced services to the needs of large insurers. Second, it will provide an opportunity to install their own systems, supported by the our central processor and outsource selected program elements to us to maximize efficiency. Third our proposed accreditation by the American Health care Accreditation Commission (URAC) gives us direct access to the HMOs and others that have sought this prized accreditation in their own fields. We intend to develop alliances with health industry consultant firms to pursue this opportunity.

Providers

Hospitals and Medical Practices currently utilize a wide range of web sites and call center resources for health information services to attract more clients to their services through inbound and outbound programs directed at their target communities. Nurse triage and referral brings the patients to the facility. Health information, wellness, disease management, follow-up and outcomes measurement rationalize the treatment process and make it more efficient for all. After-hours triage programs mitigate the need for medical personnel to be on-call. While many of the larger institutions in the US, but not abroad, already outsource or operate their own installed systems, we see the following opportunities for our company:

1.

Medical Practices - The average number of after-hours calls referred to physicians by their answering services varies from less than ten per month for some specialists to more than 60 for some pediatricians. The average price per call of over $20 that prevails in the industry has limited the applicability of outsourced nurse triage to this situation. Because of the flexibility of our software, we intend to develop streamlined protocols specifically for this market and, by doing so, will be able to reduce costs by 50% thereby opening a nationwide market for our future Med-Dial™ program.

2.

Hospitals - There are over 300 installed systems in hospitals in the US today, yet dissatisfaction with existing systems is rampant. This is especially true of the most-used CENTRAMAX system originally installed by National Health Enhancement Systems, subsequently purchased by McKesson HBOC. This conglomerate now emphasizes its outsourced services through its Access Call Center rather than support for the legacy CENTRAMAX system. We intend to roll out our less costly, more flexible ASP system in the US market in third quarter of 2009. We expect to develop marketing alliances with leading consultants, providers of hospital supplies and cost containment services to support this campaign.

Internationally, our extensive marketing surveys have demonstrated that the demand for web-based as well as installed systems in large medical institutions abroad is as strong as it has been in the US. We predict that the use of customized web sites and the installation of systems, either directly or through local concession partners, will serve as a major profit center constrained only by our resource base.

End-Users

The largest market for our services lies with the 42.6 million uncovered Americans and the countless number of international citizens who do not yet benefit from the above programs. Frequently, these individuals lack an informed basis for making health care decisions. Demand for health information has made it one of the Internet’s most visited sectors (55% of all American adults online search for healthcare information, according to a Pen Internet / American Life Project study from November 2000), yet studies have consistently shown that when people get health information on the web, they want to chat with a health professional about it. This transaction provides a revenue source for web based and telephone based services alike. We intend to provide this transaction to end-users on either a per-call or annual subscription basis in which case we will frequently bundle the services with information on complementary medicines, discount drug programs and other incentives. We intend to approach the following niche markets:

1.

The Uninsured - The most recent US Census Bureau data indicate that there are 42.6 million people in the US today without medical insurance. In most other countries more than 85% of the population rely on socialized medical programs characterized by slow service and long waits. In a trend likely to spread globally, the National Health Service of Great Britain and several Provinces of Canada currently are attacking this problem by installing their own centers.

2.

The Elderly - According to the Census Bureau’s “Middle Series”, the US elderly population will more than double between 2000 and 2050 to 80 million. The most explosive growth in the US and abroad will occur within the next fifteen years.

3.

Hispanics - The Spanish-speaking population of the US is now over 32 million. Of these the Census Bureau estimates that 33% lack health insurance and that the percentage of the elderly population who are Hispanics will grow from 4% to 16%. All over the world there is a similar need for fully integrated programs in the appropriate language as offered by our company, rather than merely furnishing bi- lingual nurses, as other services do.

4.

Travelers - According to the Travel Industry Association of America, more than one billion personal trips occur each year in the US and more than 50 million international travelers visit the US. Close to one billion nights (hotel nights) of occupancy take place. One of our partners, TravelCare Health Services, Inc., has found that in-room medical assistance is requested in approximately 0.16% of occupied hotel room nights, generating 1.3 million calls and doctor’s visits annually. A call to our service helps the traveler determine the appropriate response to his particular condition and can allow for an expedited doctor visit to his site if required.

The Connected Health Marketplace

While this growth was underway, we planned to build the technology, infrastructure and distribution network to seize these vast opportunities. We have positioned ourselves as a central player in the "Connected Health

Marketplace" that is transforming health care systems globally. Cap Gemini Ernst & Young describes the characteristics of this marketplace in its year 2000 White Paper “Evolving to a Connected Health Marketplace: Technology-Enabled Change in the U.S. Health Care System”:

“It is not a question of whether the health industry will adopt emerging technologies, but when. The existence of enabling technology, combined with market forces, mandate that health organizations join the connected economy.”

“Those organizations within the health care industry that choose to adopt an early mover position will have the opportunity to shape the dialogue on the evolution of the Connected Health Marketplace…In doing so they will reap rewards of competitive advantage.”

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently, we do not have any employees. We do not expect any material changes in the number of employees over the next 12 month period.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2008 is $166,944. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our executive office is located at 1905South Eastern Avenue, Las Vegas, Nevada 89104. We rent approximately 100 square feet at a cost of $500 per month. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “HEME.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.40	$0.20
September 30, 2008	$N/A(2)	$N/A(2)
June 30, 2008	$N/A(2)	$N/A(2)
March 31, 2008	$N/A(2)	$N/A(2)
December 31, 2007	$N/A(2)	$N/A(2)
September 30, 2007	$N/A(2)	$N/A(2)

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
June 30, 2007	$N/A(2)	$N/A(2)
March 31, 2007	$N/A(2)	$N/A(2)
December 31, 2006	$N/A(2)	$N/A(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Effective November 10, 2008, shares of our common stock were quoted on the Over the Counter Bulletin Board.

Our shares are issued in registered form. Holladay Stock Transfer Inc., 2939 N. 67th Street, Scottsdale, AZ 85251 (Telephone: (480) 481-3940.; Facsimile: (480) 481-3941) is the registrar and transfer agent for our common and preferred shares.

On February 24, 2009, the shareholders' list showed 52 registered shareholders and 6,070,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2008.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending December 31, 2008 and 2007

		Year Ended
		December 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$33,614		$10,518
Net Loss		$33,614		$10,518

Expenses

Our operating expenses for our years ended December 31, 2008 and 2007 are outlined in the table below:

	Year Ended
	December 31
	2008		2007
General and administrative	$5,487		$8,353
Professional fees	$19,700		$2,165
Consulting fees	$8,427	$	Nil

Operating expenses for year ended December 31, 2008, increased by 219.59% as compared to the comparative period in 2007 primarily as a result of an increase in professional and consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

		At		At
		December		December	Percentage
		31,		31,	Increase/
		2008		2007	Decrease
Current Assets		$2,906		$16,520	(82.41%	)
Current Liabilities	$	Nil	$	Nil	Nil
Working Capital (deficit)		$2,906		$16,520	(82.41%	)

Cash Flows
		Year Ended		Year Ended
		December 31,		December 31,
		2008		2007
Net Cash Used in Operating Activities		$33,614		$10,518
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$20,000	$	Nil
Increase in Cash During the Period		$(13,614)		$(10,518)

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$15,000
Travel	$5,000
Total	$25,000
Cash on hand, December 31, 2008	$2,906

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $22,094 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

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

Recent Accounting Pronouncements

FASB Staff Position EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.

We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

MOORE & ASSOCIATES, CHARTERED
                ACCOUNTANTS AND ADVISORS
                        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HealthMed Services LTD.
(A Development Stage Company)

We have audited the accompanying balance sheets of HealthMed Services LTD. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on September 14, 2000 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthMed Services LTD. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on September 14, 2000 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $166,944, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
February 12, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

HEALTHMED SERVICES LTD
(Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash	$2,906	$16,520

Total Assets	$2,906	$16,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity

Common Stock, authorized
25,000,000 shares, par value
$0.001, issued and outstanding on
December 31, 2008 and 2007
6,070,000 and 6,070,000
respectively	6,072	6,072

Paid in Capital	163,778	143,778

Subscriptions Receivable	-	-

Deficit Accumulated During the
Development Stage	(166,944)	(133,330)

Total Stockholders' Equity	2,906	16,520

Total Liabilities and Stockholders' Equity	$2,906	$16,520

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Operations

			September 14,
	Year Ended		2000 (Inception)
	December 31,		to December 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
General and Administrative	5,487	8,353	29,017
Professional Fees	19,700	2,165	40,900
Consulting Fees	8,427	-	97,027

Total Expenses	33,614	10,518	166,944

Net (Loss) Before Taxes	(33,614)	(10,518)	(166,944)

Provision for Income Tax	-	-	-

Net (Loss)	$(33,614)	$(10,518)	$(166,944)

Basic and Diluted
(Loss) per Share	a	a

Weighted Average
Number of Shares	6,070,000	6,070,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these notes

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Stockholders Equity

September 14, 2000 Inception to December 31, 2008

						Deficit
						Accumulated
						During the
	Price	Common Stock		Paid in	Subscriptions	Development	Total
	Per Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-

Contributed Capital				100
Net (Loss)						(1,411)	(1,411)

Balance, December 31, 2000		-	-	100	-	(1,411)	(1,411)

Net (Loss)						(200)	(200)

Balance, December 31, 2001		-	-	100	-	(1,611)	(1,611)

Net (Loss)						(400)	(400)

Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)

Common Shares issued to
founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for
cash in private placement
October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000

Net (Loss)						(29,936)	(29,936)

Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153

Common Shares issued for
cash in private placement

on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000
Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250

Net (Loss)						(22,571)	(22,571)

Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332

Common Shares Subscribed
in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-
Contributed Capital				25,000			25,000

Net (Loss)						(39,199)	(39,199)

Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133

Common Shares Issued and Cash
received in 504 offering net of
$5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000

Net (Loss)						(29,095)	(29,095)

Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038

Net (Loss)						(10,518)	(10,518)

Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520

Contributed Capital				20,000			20,000

Net (Loss)						(33,614)	(33,614)

Balance, December 31, 2008		6,070,000	$6,072	$163,778	$-	$(166,944)	$2,906

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split.

These splits have been retroactively applied to this schedule including the impact on price per share.

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD

Statements of Cash Flows

			September 14,
	Year Ended		2000 (Inception)
	December 31,		to December 31,
	2008	2007	2008
Operating Activities

Net (Loss)	$(33,614)	$(10,518)	$(166,944)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-
Decrease in Loans Payable	-	-	-

Net Cash (Used) by Operating Activities	(33,614)	(10,518)	(166,944)

Financing Activities

Proceeds from contributed Capital	20,000	-	45,000
Proceeds from sale of Common Stock	-	-	124,850

Cash Provided by Financing Activities	20,000	-	169,850

Net Increase in Cash	(13,614)	(10,518)	2,906

Cash, Beginning of Period	16,520	27,038	-

Cash, End of Period	$2,906	$16,520	$2,906

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

Healthmed Services, LTD.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and 2007)

NOTE 1.           GENERAL ORGANIZATION AND BUSINESS

Healthmed Services, LTD (The Company) was incorporated on September 14, 2000 as Telemax Communications, Inc, under the laws of the State of Nevada. On July 14, 2003 the Company changed its name to Healthmed Services. The Company has no operations and in accordance with SFAS #7 is considered to be in the development stage.

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

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $36,739 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $166,994. The total valuation allowance is a comparable $36,739. Details for the last three years follow:

Year Ended December 31	2008	2007
Deferred Tax Asset	$7,395	$2,314
Valuation Allowance	(7,395)	(2,314)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2000	$1,805	2020
2001	92	2021
2002	114	2022
2003	29,936	2023
2004	22,571	2024
2005	39,199	2025
2006	29,095	2026
2007	10,518	2027
2008	33,614	2028
Total NOL	$166,994

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $166,944. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 7.           THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) and their effect on the Company.

FASB Staff Position EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.

We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing audit committee members in the future.

Management, including our acting chief executive officer, have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Georgios Polyhronopoulos	Director President, Secretary, Treasurer	51	June 2, 2008

Name	Position Held with the Company	Age	Date First Elected or Appointed
Roy Shapiro	Director	54	June 2, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Georgios Polyhronopoulos

Since 2003, Mr. Polyhronopoulos has been the President and sole shareholder of Aegean Capital Management. Additionally, since 2002, he has been the President of Exo Performance Armor Ltd.

Mr. Polyhronopoulos graduated from Kitsilano Secondary School in 1972.

Roy Shapiro

Since August 2004, Mr. Shapiro has been and investment analyst and the medical advisory board chairman for Westwood Advisors Inc. From June 2003 to July 2004, he was the west coast managing director of Sales Focus Inc.

Mr. Shapiro obtained his Bachelor of Science degree in biology from the University of California, Irvine in Irvine California in 1976. In 1980, he obtained his Medical Doctor (MD) from the Universidad Autonoma de Guadalajara in Mexico. From 1981 to 1982, Mr. Shapiro was enrolled in the International Fifth Pathway Program with the Mount Sinai School of Medicine in New York. From 1982 to 1985, Mr. Shapiro completed his radiology residency at Duke University Medical Center in Durham, North Carolina. From 1984 to 1985, Mr. Shapiro was the Chief Resident for the radiology program at Duke University Medical Center.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Georgios Polyhronopoulos	1(1)	1(1)	1
Roy Shapiro	1(1)	1(1)	1

(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective March 4, 2009, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president and chief executive officer (being our principal executive officer), our chief financial officer (being our principal financial officer and our principal accounting officer), employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Silverstar Mining Corp., 621 Bank Street, Wallace, Idaho 83873.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year: [<>Please fill out the table below]

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David J. Scott Former President and Director(1)	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Richard A. Cooley Former Chief Operating Officer and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Georgios Polyhronopoulos, President, Secretary, Treasurer and Director(3)	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)	Mr. Scott was appointed the President and a director of our company in January 2004 and resigned as or President and director on June 2, 2008.

(2)	Mr. Cooley was appointed the Chief Operating Officer and a director of our company in September 2007 and resigned as or Chief Operating Officer and director May 2008.

(3)	Mr. Polyhronopoulos was appointed the President, Secretary, Treasurer and a director of our company on June 2, 2008.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Grants to our Named Executive Officers

As at December 31, 2008, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended December 31, 2008 or 2007.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of December 31, 2008 or 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended December 31, 2008 or 2007.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 24, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Georgios Polyhronopoulos 29115 N 144th Street Scottsdale AZ 85262 Dr. Roy Shapiro 20875 N. Pima Road C4146 Scottsdale, Arizona 85255	3,592,000 0	59.18% Nil%
Directors and Executive Officers as a Group(1)	3,592,000 common shares	59.18%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 24, 2009. As of February 24, 2009, there were 6,070,000 shares of our company’s common stock issued and outstanding

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On June 16, 2008 the Company received $10,000 cash in contributed capital from its founder.

On August 21, 2008 the Company received $10,000 cash in contributed capital from its founder.

Director Independence

We currently act with two directors, consisting of Georgios Polyhronopoulos and Roy Shapiro. We have determined that Roy Shapiro is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$8,750	$4,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Nil	Nil

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation

3.2	Certificate of Amendment

3.3	Bylaws

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHMED SERVICES LTD.

By:   /s/ Georgios Polyhronopoulos
         Georgios Polyhronopoulos
         President, Secretary, Treasurer and Director
         (Principal Executive Officer, Principal Accounting
         Officer and Principal Financial Officer)

         Date:   March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Georgios Polyhronopoulos	By: /s/ Roy Shapiro
Georgios Polyhronopoulos	Roy Shapiro
President, Secretary, Treasurer and Director	Director
(Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer)
Date: March 10, 2009
Date: March 10, 2009