Form 10-Q
period 2009-03-31
HEALTHMED SERVICES LTD
filed 2009-05-14
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number 333-152-439

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
6,070,000 common shares issued and outstanding as of May 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2009, and our results of operations, and our cash flows for the three month period ended March 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

HEALTHMED SERVICES LTD
(Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$9,853	$2,906

Total Assets	$9,853	$2,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity

Common Stock, authorized
25,000,000 shares, par value
$0.001, issued and outstanding on
March 31, 2009 and December 31,
2008 is 6,070,000 and 6,070,000
respectively	6,072	6,072

Paid in Capital	178,778	163,778

Subscriptions Receivable	-	-

Deficit Accumulated During the
Development Stage	(174,997)	(166,944)

Total Stockholders' Equity	9,853	2,906

Total Liabilities and Stockholders' Equity	$9,853	$2,906

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Operations
(Unaudited)

			September 14,
	Three Months Ended		2000 (Inception)
	31-Mar		to March 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
General and Administrative	3,303	402	32,320
Professional Fees	4,750	1,500	45,650
Consulting Fees	-	1,250	97,027

Total Expenses	8,053	3,152	174,997

Net (Loss) Before Taxes	(8,053)	(3,152)	(174,997)

Provision for Income Tax	-	-	-

Net (Loss)	$(8,053)	$(3,152)	$(174,997)

Basic and Diluted
(Loss) per Share	a	a

Weighted Average
Number of Shares	6,070,000	6,070,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these notes

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Stockholders Equity
(Unaudited)

September 14, 2000 Inception to March 31, 2009

						Deficit
						Accumulated
						During the
	Price	Common Stock		Paid in	Subscriptions	Development	Total
	Per Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-

Contributed Capital				100
Net (Loss)						(1,411)	(1,411)

Balance, December 31, 2000		-	-	100	-	(1,411)	(1,411)

Net (Loss)						(200)	(200)

Balance, December 31, 2001		-	-	100	-	(1,611)	(1,611)

Net (Loss)						(400)	(400)

Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)

Common Shares issued to
founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for
cash in private placement
October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000

Net (Loss)						(29,936)	(29,936)

Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153

Common Shares issued for
cash in private placement
on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000

Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250

Net (Loss)						(22,571)	(22,571)

Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332

Common Shares Subscribed
in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-

Contributed Capital				25,000			25,000

Net (Loss)						(39,199)	(39,199)

Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133

Common Shares Issued and Cash
received in 504 offering net of
$5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000

Net (Loss)						(29,095)	(29,095)

Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038

Net (Loss)						(10,518)	(10,518)

Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520

Contributed Capital				20,000			20,000

Net (Loss)						(33,614)	(33,614)

Balance, December 31, 2008		6,070,000	6,072	163,778	-	(166,944)	2,906

Contributed Capital				15,000			15,000

Net (Loss)						(8,053)	(8,053)

Balance, March 31, 2009		6,070,000	$6,072	$178,778	$-	$(174,997)	$9,853

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split.
    These splits have been retroactively applied to this schedule including the impact on price per share.

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD

Statements of Cash Flows
(Unaudited)

			September 14,
	Three Months Ended		2000 (Inception)
	31-Mar		to March 31,
	2009	2008	2009
Operating Activities

Net (Loss)	$(8,053)	$(3,152)	$(174,997)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-
Decrease in Loans Payable	-	-	-

Net Cash (Used) by Operating Activities	(8,053)	(3,152)	(174,997)

Financing Activities

Proceeds from contributed Capital	15,000	-	60,000
Proceeds from sale of Common Stock	-	-	124,850

Cash Provided by Financing Activities	15,000	-	184,850

Net Increase in Cash	6,947	(3,152)	9,853

Cash, Beginning of Period	2,906	16,520	-

Cash, End of Period	$9,853	$13,368	$9,853

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

Healthmed Services, LTD.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $38,499 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $174,997. The total valuation allowance is a comparable $38,499. Details for the Years ended December 31, 2008 and 2007 follow:

	December 31,	December 31,
	2008	2007
Deferred Tax Asset	$7,395	$2,314
Valuation Allowance	(7,395)	(2,314)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2000	$ 1,805	2020
2001	92	2021
2002	114	2022
2003	29,936	2023
2004	22,571	2024
2005	39,199	2025
2006	29,095	2026
2007	10,518	2027
2008	33,614	2028
YTD 2009	8,053	2029

Total	$174,997

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

On February 18, 2009 and March 16, 2009 the Company received $5,000 and $10,000 cash in contributed capital from its founder.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $174,997. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

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

Results of Operations

Three month Summary ending March 31, 2009 and 2008

		Three Months Ended
		March 31
		2009	2008
Revenue	$	Nil	$0
Expenses		$8,053	$3,152
Net (Loss)		$(8,053)	$(3,152)

Expenses

Our total expenses for the three month periods ended March 31, 2009 and March 31, 2008 are outlined in the table below:

		Three Months Ended
		March 31
		2009	2008
General and administrative		$3,303	$402
Professional fees		$4,750	$1,500
Consulting fees	$	Nil	$1,250

Expenses for the three months ended March 31, 2009, increased by 155.49% as compared to the comparative period in 2008 primarily as a result of increases in general and administrative expenses and professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

		At		At
		March 31,		December 31,		Increase/
		2009		2008		Decrease
Current Assets		$9,853		$2,906		$6,947
Current Liabilities	$	Nil	$	Nil	$	Nil
Working Capital (deficit)		$9,853		$2,906		$6,947

Cash Flows

		Three months		Three months
		Ended		Ended
		March 31,		March 31,
		2009		2008
Net Cash Used in Operating Activities		$8,053		$3,152
Net Cash Provided by Investing Activities	$	Nil	$	Nil

Net Cash Provided by Financing Activities	$15,000	$	Nil
Net Increase in Cash During the Period	$6,947		$(3,152)

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$15,000
Travel	$5,000
Total	$25,000
Cash on hand, March 31, 2009, estimated	$9,853

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $25,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

As of March 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to March 31, 2009 is $174,997. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

HEALTHMED SERVICES LTD.
(Registrant)

Dated: May14, 2009	/s/ Georgios Polyhronopoulos
Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)