Form 10-Q
period 2009-06-30
HEALTHMED SERVICES LTD
filed 2009-08-11
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,070,000 common shares issued and outstanding as of August 10, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2009, and our results of operations, and our cash flows for the six month period ended June 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

HEALTHMED SERVICES LTD
(Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,345	$2,906
Total Assets	$5,345	$2,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$-	$-
Total Liabilities	-	-
Stockholders' Equity
Common Stock, authorized
25,000,000 shares, par value
$0.001, issued and outstanding on
June 30, 2009 and December 31,
2008 is 6,070,000 and 6,070,000
respectively	6,072	6,072
Paid in Capital	178,778	163,778
Subscriptions Receivable	-	-
Deficit Accumulated During the
Development Stage	(179,505)	(166,944)
Total Stockholders' Equity	5,345	2,906
Total Liabilities and Stockholders' Equity	$5,345	$2,906

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Operations
(Unaudited)

										September 14,
		Six Months Ended				Three Months Ended				2000 (Inception)
		June 30,				June 30,				to June 30,
		2009		2008		2009		2008		2009

Revenue		$-		$-		$-		$-		$-
Expenses
General and Administrative		5,661		1,411		2,358		1,009		34,678
Professional Fees		6,900		13,650		2,150		12,150		47,800
Consulting Fees		-		1,250		-		-		97,027

Total Expenses		12,561		16,311		4,508		13,159		179,505

Net (Loss) Before Taxes		(12,561)		(16,311)		(4,508)		(13,159)		(179,505)
Provision for Income Tax		-		-		-		-		-
	$		$		$		$		$
Net (Loss)		(12,561)		(16,311)		(4,508)		(13,159)		(179,505)
Basic and Diluted
(Loss) per Share		a		a		a		a
Weighted Average
Number of Shares		6,070,000		6,070,000		6,070,000		6,070,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these notes

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Stockholders Equity
(Unaudited)

September 14, 2000 Inception to June 30, 2009

						Deficit
						Accumulated
						During the
	Price	Common Stock		Paid in	Subscriptions	Development	Total
	Per Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-

Contributed Capital				100
Net (Loss)						(1,411)	(1,411)

Balance, December 31, 2000		-	-	100	-	(1,411)	(1,411)

Net (Loss)						(200)	(200)

Balance, December 31, 2001		-	-	100	-	(1,611)	(1,611)

Net (Loss)						(400)	(400)

Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)

Common Shares issued to
founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for
cash in private placement
October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000

Net (Loss)						(29,936)	(29,936)

Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153

Common Shares issued for
cash in private placement
on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000
Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250

Net (Loss)						(22,571)	(22,571)
Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332
Common Shares Subscribed
in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-
Contributed Capital				25,000			25,000
Net (Loss)						(39,199)	(39,199)
Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133
Common Shares Issued and Cash
received in 504 offering net of
$5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000
Net (Loss)						(29,095)	(29,095)
Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038
Net (Loss)						(10,518)	(10,518)
Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520
Contributed Capital				20,000			20,000
Net (Loss)						(33,614)	(33,614)
Balance, December 31, 2008		6,070,000	6,072	163,778	-	(166,944)	2,906
Contributed Capital				15,000			15,000
Net (Loss)						(12,561)	(12,561)
Balance, June 30, 2009		6,070,000	$6,072	$178,778	$-	$(179,505)	$5,345

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split. These splits have been retroactively applied to this schedule including the impact on price per share.

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD

Statements of Cash Flows
(Unaudited)

					September 14,
	Six Months Ended		Three Months Ended		2000 (Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
Operating Activities

Net (Loss)	$(12,561)	$(16,311)	$(4,508)	$(13,159)	$(179,505)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-	-	-
Decrease in Loans Payable	-	-	-	-	-

Net Cash (Used) by Operating Activities	(12,561)	(16,311)	(4,508)	(13,159)	(179,505)

Financing Activities

Proceeds from contributed Capital	15,000	10,000	-	10,000	60,000

Proceeds from sale of Common Stock	-	-	-	-	124,850

Cash Provided by Financing Activities	15,000	10,000	-	10,000	184,850

Net Increase in Cash	2,439	(6,311)	(4,508)	(3,159)	5,345

Cash, Beginning of Period	2,906	16,520	9,853	13,368	-

Cash, End of Period	$5,345	$10,209	$5,345	$10,209	$5,345

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

Healthmed Services, LTD.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2009 and December 31, 2008)

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $39,491 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $179,505. The total valuation allowance is a comparable $39,491. Details for the Period ended June 30, 2009 and the Year ended December 31, 2008 follow:

	June 30,	December 31,
	2009	2008
Deferred Tax Asset	$2,793	$7,395
Valuation Allowance	(2,793)	(7,395)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2000	$1,805	2020
2001	92	2021
2002	114	2022
2003	29,936	2023
2004	22,571	2024
2005	39,199	2025
2006	29,095	2026
2007	10,518	2027
2008	33,614	2028
YTD 2009	8,053	2029

Total	$174,997

The Company has filed no income tax returns since inception.

NOTE 4.	STOCKHOLDERS’ EQUITY

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $179,505. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Our offices are currently located at 1905 South Eastern Avenue, Las Vegas, Nevada 89104. Our telephone number is 480.229.3668.

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

Results of Operations [NTD – please update as requires]

Three month Summary ending June 30, 2009 and 2008

	Three Months Ended
	June 30
	2009	2008
Revenue	$0	$0
Expenses	$4,508	$13,159
Net (Loss)	$(4,508)	$(13,159)

Expenses

Our total expenses for the three month periods ended June 30, 2009 and June 30, 2008 are outlined in the table below:

	Three Months Ended
		June 30
	2009	2008
General and administrative	$2,358	$1,009
Professional fees	$2,150	$12,150
Consulting fees	$0	$0

Expenses for the three months ended June 30, 2009, decreased by 65.74% as compared to the comparative period in 2008 primarily as a result of a decrease in professional fees.

Results of Operations

Six month Summary ending June 30, 2009 and 2008

	Six Months Ended
	June 30
	2009	2008
Revenue	$0	$0
Expenses	$12,561	$16,311
Net (Loss)	$(12,561)	$(16,311)

Expenses

Our total expenses for the six month periods ended June 30, 2009 and June 30, 2008 are outlined in the table below:

	Six Months Ended
		June 30
	2009	2008
General and administrative	$5,661	$1,411
Professional fees	$6,900	$13,650
Consulting fees	$0	$1,250

Expenses for the six months ended June 30, 2009, decreased by 23% as compared to the comparative period in 2008 primarily as a result of a decrease in professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2009	2008	Decrease
Current Assets	$5,345	$2,906	2,439
Current Liabilities	$0	$0	0
Working Capital (deficit)	$5,345	$2,906	2,439

Cash Flows
	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Net Cash Used in Operating Activities	$12,561	$16,311
Net Cash Provided by Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$15,000	$10,000
Net Increase in Cash During the Period	$2,439	$(6,311)

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$15,000
Travel	$5,000
Total	$25,000
Cash on hand, June 30, 2009, estimated	$5,345

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

As of June 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to June 30, 2009 is $179,505. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

HEALTHMED SERVICES LTD.
(Registrant)

Dated: August 10, 2009	/s/ Georgios Polyhronopoulos
Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)