Form 10-K
period 2009-12-31
HEALTHMED SERVICES LTD
filed 2010-03-31
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant ha submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ] No[ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 22, 2010 was $3,229,950 based on $1.525, the average of the bid and ask prices on the OTC Bulletin Board, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
6,070,000 as of March 22, 2010

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

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2009 is $186,777. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 24-36 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Item 4. (Removed and Reserved)

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2009	$N/A(2)	$N/A(2)
September 30, 2009	$N/A(2)	$N/A(2)
June 30, 2009	$N/A(2)	$N/A(2)
March 31, 2009	$0.10	$0.10
December 31, 2008	$0.40	$0.20
September 30, 2008	$N/A(2)	$N/A(2)
June 30, 2008	$N/A(2)	$N/A(2)
March 31, 2008	$N/A(2)	$N/A(2)

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007	$N/A(2)	$N/A(2)

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

On March 22, 2010, the shareholders' list showed 52 registered shareholders and 6,070,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

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

Results of Operations

For the Year Ending December 31, 2009 and 2008

		Year Ended
		December 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$19,833		$33,614
Net Loss		$(19,833)		$(33,614)

Expenses

Our operating expenses for our years ended December 31, 2008 and 2007 are outlined in the table below:

		Year Ended
		December 31
		2009	2008
General and administrative		$4,454	$5,487
Professional fees		$15,379	$19,700
Consulting fees	$	Nil	$8,427

Operating expenses for year ended December 31, 2009, decreased by 41% as compared to the comparative period in 2008 primarily as a result of a reduction in consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
		At		At	Percentage
		December 31,		December 31,	Increase/
		2009		2008	Decrease
Current Assets		$8,073		$2,906	178%
Current Liabilities	$	Nil	$	Nil	Nil
Working Capital (deficit)		$8,073		$2,906	178%

Cash Flows
		Year Ended		Year Ended
		December 31,		December 31,
		2009		2008
Net Cash (Used) by Operating Activities		$(19,833)		$(33,614)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$25,000		$20,000
Increase in Cash During the Period		$5,167		$(13,614)

We estimate that we will spend approximately $5,000 on general and administrative expenses, $5,000 on website development and $5,000 on travel over the next 12 months.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$5,000
Travel	$5,000
Total	$15,000
Cash on hand, December 31, 2009	$8,073

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $17,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Cash Balances

Our company maintains our cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

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

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing our company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing our company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Advertising Costs

Our company’s policy regarding advertising is to expense advertising when incurred. Our company had not incurred any advertising expense as of December 31, 2009.

Dividends

Our company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

Our company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to our immaterial amount, net of the allowance account, based on the likelihood of our company to utilize the loss carry-forward

Use of Estimates

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

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. Our company has not issued any potentially dilutive common shares.

Revenue and Cost Recognition

Our company has no current source of revenue; therefore our company has not yet adopted any policy regarding the recognition of revenue or cost.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which makes the Accounting Standards Codification (ASC) the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

The adoption of ASC Topic 105 did not have a material impact on our company’s financial position, cash flows or result of operations. Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our company’s operations or financial position.

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions.

In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HealthMed Services LTD.
(A Development Stage Company)

We have audited the accompanying balance sheets of HealthMed Services LTD. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and December 31, 2008 and from September 14, 2000 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthMed Services LTD. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and December 31, 2008 and from September 14, 2000 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $186,777, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Lake Saint Louis, Missouri
March 8, 2010

HEALTHMED SERVICES LTD
(Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$8,073	$2,906
Total Assets	$8,073	$2,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$-	$-
Total Liabilities	-	-
Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.001, issued and outstanding on December 31, 2009 and 2008 is 6,070,000 and 6,070,000 respectively	6,072	6,072
Paid in Capital	188,778	163,778
Deficit Accumulated During the Development Stage	(186,777)	(166,944)
Total Stockholders' Equity	8,073	2,906
Total Liabilities and Stockholders' Equity	$8,073	$2,906

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Operations

					September 14,
	Three Months Ended		Year Ended		2000 (Inception)
	December 31,		December 31,		to December 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
General and Administrative	1,009	1,845	4,454	5,487	33,471
Professional Fees	2,900	2,900	15,379	19,700	56,279
Consulting Fees	-	-	-	8,427	97,027

Total Expenses	3,909	4,745	19,833	33,614	186,777

Net (Loss) Before Taxes	(3,909)	(4,745)	(19,833)	(33,614)	(186,777)

Provision for Income Tax	-	-	-	-	-

Net (Loss)	$(3,909)	$(4,745)	$(19,833)	$(33,614)	$(186,777)

Basic and Diluted (Loss) per Share	a	a	a	a

Weighted Average Number of Shares	6,070,000	6,070,000	6,070,000	6,070,000

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)
Statements of Stockholders Equity
September 14, 2000 Inception to December 31, 2009

						Deficit
						Accumulated
						During the
	Price	Common Stock		Paid in	Subscriptions	Development	Total
	Per Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-

Contributed Capital				100			100
Net (Loss)						(1,411)	(1,411)

Balance, December 31, 2000		-	-	100	-	(1,411)	(1,311)

Net (Loss)						(200)	(200)

Balance, December 31, 2001		-	-	100	-	(1,611)	(1,511)

Net (Loss)						(400)	(400)

Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)

Common Shares issued to founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for cash in private placement October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000

Net (Loss)						(29,936)	(29,936)

Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153

Common Shares issued for
cash in private placement
on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000
Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250

Net (Loss)						(22,571)	(22,571)
Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332
Common Shares Subscribed in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-
Contributed Capital				25,000			25,000
Net (Loss)						(39,199)	(39,199)
Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133
Common Shares Issued and Cash received in 504 offering net of $5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000
Net (Loss)						(29,095)	(29,095)
Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038
Net (Loss)						(10,518)	(10,518)
Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520
Contributed Capital				20,000			20,000
Net (Loss)						(33,614)	(33,614)
Balance, December 31, 2008		6,070,000	6,072	163,778	-	(166,944)	2,906
Contributed Capital				25,000			25,000
Net (Loss)						(19,833)	(19,833)
Balance, December 31, 2009		6,070,000	$6,072	$188,778	$-	$(186,777)	$8,073

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split.
These splits have been retroactively applied to this schedule including the impact on price per share.

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
Statements of Cash Flows

					September 14,
	Three Months Ended		Year Ended		2000 (Inception)
	December 31,		December 31,		to December 31,
	2009	2008	2009	2008	2009
Operating Activities

Net (Loss)	$(3,909)	$(4,745)	$(19,833)	$(33,614)	$(186,777)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-	-	-
Decrease in Loans Payable	-	-	-	-	-

Net Cash (Used) by Operating Activities	(3,909)	(4,745)	(19,833)	(33,614)	(186,777)

Financing Activities

Proceeds from contributed Capital	10,000	-	25,000	20,000	70,000
Proceeds from sale of Common Stock	-	-	-	-	124,850

Cash Provided by Financing Activities	10,000	-	25,000	20,000	194,850

Net Increase in Cash	6,091	(4,745)	5,167	(13,614)	8,073

Cash, Beginning of Period	1,982	7,651	2,906	16,520	-

Cash, End of Period	$8,073	$2,906	$8,073	$2,906	$8,073

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

Healthmed Services, LTD.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2009 and 2008)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Healthmed Services, LTD (The Company) was incorporated on September 14, 2000 as Telemax Communications, Inc, under the laws of the State of Nevada. On July 14, 2003 the Company changed its name to Healthmed Services. The Company has no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 is considered to be in the development stage.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Use of Estimates

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which makes the Accounting Standards Codification (ASC) the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

The adoption of ASC Topic 105 did not have a material impact on the Company’s financial position, cash flows or result of operations. Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on the Company’s operations or financial position.

NOTE 3.	INCOME TAXES:

The Company provides for income taxes under ASC 740 “Income Taxes” which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $41,091 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $186,777. The total valuation allowance is a comparable $41,091. Details for the Years ended December 31, 2009 and 2008 follow:

	December 31,	December 31,
	2009	2008
Deferred Tax Asset	$4,363	$7,395
Valuation Allowance	(4,363)	(7,395)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2000	$1,805	2020
2001	92	2021
2002	114	2022
2003	29,936	2023
2004	22,571	2024
2005	39,199	2025
2006	29,095	2026
2007	10,518	2027
2008	33,614	2028
2009	19,833	2029

Total	$186,777

The Company has filed no income tax returns since inception.

NOTE 4.	STOCKHOLDERS’ EQUITY

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

On February 18, 2009, March 16, 2009 and November 3, 2009 the Company received $5,000, $10,000 and $10,000 cash in contributed capital respectively from its founder.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $186,777. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 7.	RECENTLY ISSUED ACCOUNTING STANDARDS

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 8.	SUBSEQUENT EVENTS REVIEW

The Company has evaluated subsequent events through the time the December 31, 2009 Form 10-K was filed with the Securities and Exchange Commission on March 9, 2010, which is the date the financial statements were issued. No events have occurred subsequent to December 31, 2009 that require disclosure or recognition in these financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 7, 2009, our board of directors dismissed Moore & Associates Chartered Accountants, our independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Gruber & Company, LLC was engaged as our new independent registered public account firm. Our board of directors approved the dismissal of Moore & Associates and the engagement of Gruber & Company, LLC as our independent auditor. None of the reports of Moore & Associates on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008 contained a going concern qualification in the our audited financial statements.

During our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our

On August 7, 2009, we engaged Gruber & Company, LLC as our independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Gruber & Company, LLC on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Neither was a written report provided by Gruber & Company, LLC nor oral advice provided that Gruber & Company, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or was there any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-K.

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Georgios Polyhronopoulos	Director President, Secretary, Treasurer	52	June 2, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Georgios Polyhronopoulos – President, Secretary, Treasurer and Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Healthmed Services Ltd. at 1905South Eastern Avenue, Las Vegas, Nevada 89104.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Georgios Polyhronopoulos, President, Secretary, Treasurer and Director(1)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David J. Scott Former President and Director(2)	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard A. Cooley Former Chief Operating Officer and Director(3)	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Polyhronopoulos was appointed the President, Secretary, Treasurer and a director of our company on June 2, 2008.

(2)	Mr. Scott was appointed the President and a director of our company in January 2004 and resigned as or President and director on June 2, 2008.

(3)	Mr. Cooley was appointed the Chief Operating Officer and a director of our company in September 2007 and resigned as or Chief Operating Officer and director May 2008.

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

Stock Option Grants to our Named Executive Officers

As at December 31, 2009, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of December 31, 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended December 31, 2009.

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

The following table sets forth, as of March 22, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Georgios Polyhronopoulos 29115 N 144th Street Scottsdale AZ 85262	3,592,000	59.18%
Directors and Executive Officers as a Group(1)	3,592,000 common shares	59.18%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 22, 2010. As of March 22, 2010, there were 6,070,000 shares of our company’s common stock issued and outstanding

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Georgios Polyhronopoulos.

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

Related Party Transactions

The officers and directors of our company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between our company and other business interests. Our company has not formulated a policy for the resolution of such conflicts.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2009	2008
Audit Fees	$7,500	$8,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,500	$8,750

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

(b)	Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.2	Certificate of Amendment(incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on March 10, 2009)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHMED SERVICES LTD.

/s/ Georgios Polyhronopoulos
By: Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Georgios Polyhronopoulos
By: Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: March 29, 2010