Form 10-Q
period 2010-03-31
HEALTHMED SERVICES LTD
filed 2010-05-17
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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
6,070,000 common shares issued and outstanding as of May 14, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2010, and our results of operations, and our cash flows for the three month period ended March 31, 2010.

The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

HEALTHMED SERVICES LTD
(Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,717	$8,073
Total Assets	$4,717	$8,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$-	$-
Total Liabilities	-	-
Stockholders' Equity
Common Stock, authorized 25,000,000 shares, par value $0.001, issued and outstanding on
March 31, 2010 and December 31, 2009 is 6,070,000 and 6,070,000 respectively	6,072	6,072
Paid in Capital	188,778	188,778
Subscriptions Receivable	-	-
Deficit Accumulated During the
Development Stage	(190,133)	(186,777)
Total Stockholders' Equity	4,717	8,073
Total Liabilities and Stockholders' Equity	$4,717	$8,073

The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD
(Development Stage Company)

Statements of Operations
(Unaudited)

			September 14,
	Three Months Ended		2000 (Inception)
	March 31,		to March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
General and Administrative	1,731	3,303	35,202
Professional Fees	1,625	4,750	57,904
Consulting Fees	-	-	97,027

Total Expenses	3,356	8,053	190,133

Net (Loss) Before Taxes	(3,356)	(8,053)	(190,133)

Provision for Income Tax	-	-	-

Net (Loss)	$(3,356)	$(8,053)	$(190,133)

Basic and Diluted (Loss) per Share	a	a

Weighted Average Number of Shares	6,070,000	6,070,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these notes

HEALTHMED SERVICES LTD
(Development Stage Company)
Statements of Stockholders Equity
(Unaudited)
September 14, 2000 Inception to March 31, 2010

						Deficit
						Accumulated
						During the
	Price	Common Stock		Paid in	Subscriptions	Development	Total
	Per Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, September 14, 2000	-	-	$-	$-	$-	$-	$-
Contributed Capital				100
Net (Loss)						(1,411)	(1,411)
Balance, December 31, 2000		-	-	100	-	(1,411)	(1,411)
Net (Loss)						(200)	(200)
Balance, December 31, 2001		-	-	100	-	(1,611)	(1,611)
Net (Loss)						(400)	(400)
Balance, December 31, 2002		-	-	100	-	(2,011)	(1,911)
Common Shares issued to founders for cash April 20, 2003	$0.002	3,000,000	3,000	4,000			7,000
Common Shares issued for cash in private placement October 1, 2003	$0.017	1,500,000	1,500	23,500			25,000
Net (Loss)						(29,936)	(29,936)
Balance, December 31, 2003		4,500,000	4,500	27,600	-	(31,947)	153
Common Shares issued for cash in private placement
on November 3, 2004	$0.20	22,500	23	4,477			4,500
on November 4, 2004	$0.20	22,500	23	4,477			4,500
on December 27, 2004	$0.20	125,000	125	24,875			25,000
Common Shares issued for service	$0.20	12,500	13	2,487			2,500
Contributed Capital				6,250			6,250
Net (Loss)						(22,571)	(22,571)
Balance, December 31, 2004		4,682,500	4,684	70,166	-	(54,518)	20,332
Common Shares Subscribed in 504 offering	$0.04	1,088,500	1,089	42,451	(43,540)		-
Contributed Capital				25,000			25,000
Net (Loss)						(39,199)	(39,199)
Balance, December 31, 2005		5,771,000	5,773	137,617	(43,540)	(93,717)	6,133

Common Shares Issued and Cash received in 504 offering net of $5,500 offering costs	$0.04	299,000	299	6,161	43,540		50,000
Net (Loss)						(29,095)	(29,095)
Balance, December 31, 2006		6,070,000	6,072	143,778	-	(122,812)	27,038
Net (Loss)						(10,518)	(10,518)
Balance, December 31, 2007		6,070,000	6,072	143,778	-	(133,330)	16,520
Contributed Capital				20,000			20,000
Net (Loss)						(33,614)	(33,614)
Balance, December 31, 2008		6,070,000	6,072	163,778	-	(166,944)	2,906
Contributed Capital				25,000			25,000
Net (Loss)						(19,833)	(19,833)
Balance, December 31, 2009		6,070,000	6,072	188,778	-	(186,777)	8,073
Net (Loss)						(3,356)	(3,356)
Balance, March 31, 2010		6,070,000	$6,072	$188,778	$-	$(190,133)	$4,717

On October 2, 2003 the Company executed a 3 to 1 forward stock split and on October 15, 2005 executed a 1:2 reverse stock split.
These splits have been retroactively applied to this schedule including the impact on price per share.
The accompanying notes are an integral part of these statements

HEALTHMED SERVICES LTD

Statements of Cash Flows
(Unaudited)

			September 14,
	Three Months Ended		2000 (Inception)
	March 31,		to March 31,
	2010	2009	2010
Operating Activities

Net (Loss)	$(3,356)	$(8,053)	$(190,133)
Increase in Accounts Payable
Decrease in Accounts Payable	-	-	-
Decrease in Loans Payable	-	-	-

Net Cash (Used) by Operating Activities	(3,356)	(8,053)	(190,133)

Financing Activities

Proceeds from contributed Capital	-	15,000	70,000
Proceeds from sale of Common Stock	-	-	124,850

Cash Provided by Financing Activities	-	15,000	194,850

Net Increase in Cash	(3,356)	6,947	4,717

Cash, Beginning of Period	8,073	2,906	-

Cash, End of Period	$4,717	$9,853	$4,717

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

Healthmed Services, LTD.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2010 and December 31, 2009)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2010.

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

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $41,829 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $190,133. The total valuation allowance is a comparable $41,829. Details for the period ended March 31, 2010 and the year ended December 31, 2009:

	March 31,	December 31,
	2010	2009
Deferred Tax Asset	$738	$4,363
Valuation Allowance	(738)	(4,363)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2000	$1,805	2020
2001	92	2021
2002	114	2022
2003	29,936	2023
2004	22,571	2024
2005	39,199	2025
2006	29,095	2026
2007	10,518	2027
2008	33,614	2028
2009	19,833	2029
YTD 2010	3,356	2030

Total	$190,133

The Company has filed no income tax returns since inception.

NOTE 4.	STOCKHOLDERS’ EQUITY

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $190,133. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Results of Operations

Three month Summary ending March 31, 2010 and 2009

		Three Months Ended
		March 31
		2010		2009
Revenue	$	Nil	$	Nil
Expenses		$3,356		$8,053
Net (Loss)		$(3,356)		$(8,053)

Expenses

Our total expenses for the three month periods ended March 31, 2010 and March 30, 2009 are outlined in the table below:

		Three Months Ended
		March 31
		2010		2009
General and administrative		$1,731		$3,303
Professional fees		$1,625		$4,750
Consulting fees	$	Nil	$	Nil

Expenses for the three months ended March 31, 2010, decreased by 58.33% as compared to the comparative period in 2009 primarily as a result of a decrease in general and administrative and professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
				At
		At		December 31,		Increase/
		March 31, 2010		2009		Decrease
Current Assets		$4,717		$8,073		$(3,356)
Current Liabilities	$	Nil	$	Nil	$	Nil
Working Capital		$4,717		$8,073		$(3,356)

Cash Flows
		Three months Ended		Three months Ended
		March 31, 2010		March 31, 2009
Net Cash (Used) by Operating Activities		$(3,356)		$(8,053)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil		$15,000
Net Increase in Cash During the Period		$(3,356)		$(8,053)

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General and administrative	$5,000
Website Development	$5,000
Travel	$5,000
Total	$15,000
Cash on hand, March 31, 2010, estimated	$4,717

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $15,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $190,133. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Cash Balances

Our company maintains cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

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

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to our immaterial amount, net of the allowance account, based on the likelihood of our company to utilize the loss carry-forward.

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

As of March 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to March 31, 2010 is $190,133. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $15,000 for the next 12 months. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

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

Item 4. [Removed and Reserved]

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

HEALTHMED SERVICES LTD.
(Registrant)

Dated: May 17, 2010	/s/ Georgios Polyhronopoulos
Georgios Polyhronopoulos
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)