Form 10-Q
period 2010-06-30
HEALTHMED SERVICES LTD
filed 2010-08-23
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
(Do not check if a smaller reporting company)

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

182,100,000 common shares issued and outstanding as of August 1, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2010, and our results of operations, and our cash flows for the three month six month periods ended June 30, 2010.

The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

Healthmed Services Ltd
 (A Development Stage Company)
June 30, 2010

Healthmed Services Ltd.
(A Development Stage Company)
Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$52	$8,073

Total Assets	$52	$8,073

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT )

Current Liabilities
Accounts Payable	$6,277	$—
Note Payable – related party	300,000	—

Total Liabilities	$306,277	$—

Stockholders’ Equity (Deficit)
Common Stock, 750,000,000 shares authorized, $0.001 par value, 182,100,000 and 182,100,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	182,100	182,100
Additional Paid-in Capital	12,750	12,750
Deficit Accumulated During the Development Stage	(501,075)	(186,777)

Total Stockholders’ Equity (Deficit)	(306,225)	8,073

Total Liabilities and Stockholders’ Equity (Deficit)	$52	$8,073

(The accompanying notes are an integral part of these financial statements)

Healthmed Services Ltd.
(A Development Stage Company)
Statements of Operations
(unaudited)

					Period from
	Three months ended June 30,		Six months ended June 30,		September 14, 2000
					(Inception) To
					June 30,
	2010	2009	2010	2009	2010
Expenses
General and administrative	$1,321	$2,358	$3,052	$5,661	$36,523
Professional fees	9,621	2,150	11,246	6,900	67,525
Consulting fees	—	—	—	—	97,027
Software Development Costs	300,000	—	300,000	—	300,000

Total Expenses	310,942	4,508	314,298	12,561	501,075

Net Loss Before Taxes	(310,942)	(4,508)	(314,298)	(12,561)	(501,075)

Provision for Income Tax	—	—	—	—	—

Net Loss	$(310,942)	(4,508)	$(314,298)	$(12,561)	$(501,075)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	182,100,000	182,100,000	182,100,000	182,100,000

(The accompanying notes are an integral part of these financial statements)

Healthmed Services Ltd.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			September 14, 2000
	Six months ended		(Inception) To
	June 30,		June 30,
	2010	2009	2010
Operating Activities
Net (loss)	$(314,298)	$(12,561)	$(501,075)
Increase in accounts payable	6,277	—	6,277

Net Cash (Used) in Operating Activities	(308,021)	(12,561)	(494,798)

Financing Activities
Proceeds from contributed capital	—	15,000	70,000
Proceeds from sale of common stock	—	—	124,850
Borrowings on debt – related party	300,000	—	300,000

Cash Provided by Financing Activities	300,000	15,000	494,850

Net Increase (Decrease) in Cash	(8,021)	2,439	52

Cash, Beginning of Period	8,073	2,906	—

Cash, End of Period	$52	$5,345	$52

Supplemental Information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

(The accompanying notes are an integral part of these financial statements)

Healthmed Services Ltd.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
(June 30, 2010)

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $501,075. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The accompanying unaudited interim consolidated financial statements of Healthmed Services, Ltd. (the “Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Healthmed’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Capitalized Software Costs

Software development costs have been expensed in accordance with ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed), which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. As of June 30, 2010, our software development has not reached technological feasibility as high-risk development issues have not been fully resolved through coding or testing. During the six months ended June 30, 2010, we expensed $300,000 related to software development.

Stock Split

On May 7, 2010, the Company executed a 1 to 30 forward stock split of the authorized and issued and outstanding common stock.  As a result, the Company’s authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.  The outstanding shares increased from 6,070,000 shares to 182,100,000 shares. The statement of stockholders equity retroactively reflects the impact of this split.

New Account Pronouncements

The Company has evaluated all recently issued pronouncements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Healthmed Services Ltd.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
(June 30, 2010)

NOTE 4. NOTE PAYABLE – RELATED PARTY

During the six months ended June 30, 2010, we received advances totaling $300,000 from a shareholder.  On June 30, 2010, we entered a loan agreement for $375,000. The remaining $75,000 was received in July 2010. The note has an annual stated interest rate of 6% and matures on June 30, 2011. In the event of a default, the interest rate increases to 10%.

NOTE 5. SUBSEQUENT EVENTS

During July 2010, we received additional proceeds of $75,000 under the loan from shareholder described in Note 6 above. The total amount borrowed under this loan agreement was $375,000.

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

Our offices are currently located at 1905 South Eastern Avenue, Las Vegas, Nevada 89104. Our telephone number is 480.229.3668.

Our primary business objective is to use communications technology to provide individuals, companies and health-provider organizations with hardware and software solutions that will better the healthcare industry.

Healthmed is entering into the beta stage of software testing of an application that allows remote access between the Apple iPad and a stationary PC. This software will allow healthcare professionals to be mobile and provide convenience for notes and records. More can be found on the website at www.healthmedltd.com.

Results of Operations

Three months and Six months ending June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$—	$—	$—	$—
Expenses	$310,942	$4,508	$314,298	$12,561
Net (Loss)	$(310,942)	$(4,508)	$(314,298)	$(12,561)

Expenses

Our total expenses for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

General and administrative	$1,321	$2,358	$3,052	$5,661
Professional fees	$9,621	$2,150	$11,246	$6,900
Consulting fees	$—	$—	$—	$—
Software Development Costs	$300,000	$—	$300,000	$—

Expenses for the three months and six months ended June 30, 2010, increased $306,434 and $301,737, as compared to the comparative periods in 2009, respectively, as a result of software development costs of $300,000 incurred during the quarter ended June 30, 2010.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2010	2009	Decrease

Current Assets	$52	$8,073	$(8,021)
Current Liabilities	$306,277	$Nil	$(306,277)
Working Capital	$(306,225)	$8,073	$(314,298)

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Net Cash (Used) by Operating Activities	$(308,021)	$(12,561)
Net Cash Provided by Investing Activities	$Nil	$Nil
Net Cash Provided by Financing Activities	$300,000	$15,000
Net Increase in Cash During the Period	$(8,021)	$(2,439)

We estimate that we will spend approximately $300,000 on general and administrative expenses, $625,000 on software development costs, $25,000 on website development and $50,000 on travel over the next 12 months.

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, of approximately $1,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Subsequent Events

During the six months ended June 30, 2010, we received advances totaling $300,000 from a shareholder of the company. On June 30, 2010, we entered a loan agreement for $375,000. The remaining $75,000 was received in July 2010. The note has an annual stated interest rate of 6% and matures on June 30, 2011. In the event of a default, the interest rate increases to 10%.

During July 2010, we received additional proceeds of $75,000 under the loan from shareholder described above. The total amount borrowed under this loan agreement was $375,000.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $501,075. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative Disclosures About Market Risks.

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

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to a lack of segregation of duties and an over-reliance on consultants involved in the accounting and financial reporting process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on September 14, 2000, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to June 30, 2010 is $501,075. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 12-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

•	the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
•	we incur unexpected costs in completing the development of our product or encounter any unexpected technical or other difficulties;
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our website; or
•	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $1,000,000 for the next 12 months. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.2	Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHMED SERVICES LTD.
(Registrant)

Dated: August 23, 2010	/s/ Jan Popovic
Jan Popovic
President, Secretary and Treasurer
(Principal Financial Officer)
(Principal AccountingOfficer)

Dated: August 23, 2010	/s/Natalie Bannister
Natalie Bannister
CEO
(Principal Executive Officer)