Form 10-Q
period 2010-09-30
HEALTHMED SERVICES LTD
filed 2010-12-21
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number 333-152-439

HEALTHMED SERVICES LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1250 Oakmead, Suite 210, Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

866-428-5689
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act   ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

182,100,000 common shares issued and outstanding as of December 3, 2010.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

These financial statements have been prepared by Healthmed Services Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2010, and our results of operations, and our cash flows for the three month and nine month periods ended September 30, 2010.

The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

Healthmed Services Ltd
 (A Development Stage Company)
September 30, 2010

Healthmed Services Ltd.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets

Cash	$–	$8,073

Total Assets	$–	$8,073

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$20,984	$–
Note payable	227,324	–
Note payable – related party	375,000	–

Total Liabilities	623,308	–

Stockholders’ Equity (Deficit)

Common Stock, 750,000,000 shares authorized, $0.001 par value, 182,100,000 shares issued and outstanding	182,100	182,100

Additional Paid-in Capital	12,750	12,750

Deficit Accumulated During the Development Stage	(818,158)	(186,777)

Total Stockholders’ Equity (Deficit)	(623,308)	8,073

Total Liabilities and Stockholders’ Equity (Deficit)	$–	$8,073

(The accompanying notes are an integral part of these financial statements)

Healthmed Services Ltd.
 (A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 14, 2000 (Inception) to September 30,
	2010 $	2009 $	2010 $	2009 $	2010 $

Expenses

General and administrative	5,772	683	8,824	6,344	42,295
Professional fees	18,811	2,680	30,057	9,580	86,336
Consulting fees	–	–	–	–	97,027
Software development costs	292,500	–	592,500	–	592,500

Net Loss	(317,083)	(3,363)	(631,381)	(15,924)	(818,158)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	182,100,000	182,100,000	182,100,000	182,100,000

(The accompanying notes are an integral part of these financial statements)

Healthmed Services Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		September 14, 2000 (Inception) To September 30,
	2010 $	2009 $	2010 $

Operating Activities

Net loss	(631,381)	(15,924)	(818,158)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,984	–	20,984

Net Cash Used in Operating Activities	(610,397)	(15,924)	(797,174)

Financing Activities
Proceeds from contributed capital	–	15,000	70,000
Proceeds from sale of common stock	–	–	124,850
Borrowings on debt	227,324	–	227,324
Borrowings on debt – related party	375,000	–	375,000
Cash Provided by Financing Activities	602,324	15,000	797,174

Net Decrease in Cash	(8,073)	(924)	–

Cash, Beginning of Period	8,073	2,906	–

Cash, End of Period	–	1,982	–

(The accompanying notes are an integral part of these financial statements)

Healthmed Services Ltd.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
(September 30, 2010)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Healthmed Services, Ltd. (The “Company”) was incorporated on September 14, 2000 as Telemax Communications, Inc, in Nevada. On July 14, 2003 the Company changed its name to Healthmed Services, Ltd. The Company has no operations and in accordance with Accounting Standards Codification Topic 915 is considered to be in the development stage.

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

The Company’s activities to date have been supported by equity financing. The Company has sustained losses in all previous reporting periods with an inception to date loss of $818,158. Management continues to seek funding from the Company’s shareholders and other qualified investors to pursue the Company’s business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition, in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The accompanying unaudited interim consolidated financial statements of Healthmed Services, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Capitalized Software Costs

Software development costs have been expensed in accordance with ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed), which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. As of September 30, 2010, the Company’s software development has not reached technological feasibility, as high-risk development issues have not been fully resolved through coding or testing. During the nine months ended September 30, 2010, the Company expensed $592,500 related to software development.

Stock Split

On May 7, 2010, the Company executed a 1 for 30 forward stock split of its authorized and issued and outstanding shares of common stock.  As a result, the Company’s authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.  The number of issued and outstanding shares of common stock increased from 6,070,000 to 182,100,000. The statement of stockholders equity retroactively reflects the impact of this split.

New Accounting Pronouncements

The Company has evaluated all recently issued pronouncements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4. NOTE PAYABLE

During the nine months ended September 30, 2010, the Company received loans totaling $227,324 and is, currently, in the process of negotiating the terms of those loans. During the period ended September 30, 2010, no interest was recorded on for these loans.

NOTE 5. NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2010, the Company received a loan totaling $375,000 from a shareholder. This loan accrues annual interest at a rate of 6% and matures on June 30, 2011. In the event of a default, that interest rate increases to 10%.

NOTE 6. SUBSEQUENT EVENTS

The Company entered into an oral agreement with Team TFZR (“TFZR”) for the development of the Company’s Virtual Vantage software and the neural communication software. The Company has paid to TFZR  $592,500 for the development of that software up to September 30, 2010 and an additional $100,000 subsequently.

The Company has attempted to (i) document the provisions of that agreement in writing and (ii) obtain from TFRZ documentation and information the Company requires to market that software. The Company and TFZR have not been able to resolve certain recently developed issues regarding the development of the software. Specifically, TFZR now demands significant additional consideration to provide the Company with that documentation and other information. Although the Company and its attorneys believe that, although oral, that agreement with TFZR is valid, the Company will not be able to market that software until TFZR finalizes and delivers that documentation and other information. Considering the impasse between the Company and TFZR, the Company may be required to acquire other software or similar property to utilize in the operation of its business.

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

As used in this quarterly report, the terms "we", "us", "our", "our company," “the Company” and “Healthmed” mean Healthmed Services Ltd., unless otherwise stated.

General Overview

We were incorporated in the State of Nevada on September 14, 2000 with the name Telemax Communications, Inc. On July 14, 2003, we changed our name to Healthmed Services, Ltd. We are a development stage company and have not yet generated or realized any revenues from our business operations. We have never been bankrupt, under the control of a receiver or similar proceedings with respect to ourselves.

Our offices are currently located at 1250 Oakmead, Suite 210, Sunnyvale, California 94085. Our telephone number is 866-428-5689.

Our primary business objective is to use communications technology to provide individuals, companies and health-provider organizations with hardware and software solutions that will better the healthcare industry.

The Company entered into an oral agreement with Team TFZR (“TFZR”) for the development of the Company’s Virtual Vantage software and the neural communication software. The Company has paid to TFZR approximately $592,500 for the development of that software up to September 30, 2010 and an additional $100,000 subsequently.

The Company has attempted to (i) document the provisions of that agreement in writing and (ii) obtain from TFRZ documentation and information the Company requires to market that software. The Company and TFZR have not been able to resolve certain recently developed issues regarding the development of the software. Specifically, TFZR now demands significant additional consideration to provide the Company with that documentation and other information. Although the Company and its attorneys believe that, although oral, that agreement with TFZR is valid, the Company will not be able to market that software until TFZR finalizes and delivers that documentation and other information. Given the impasse between the Company and TFZR, the Company may be required to acquire other software or similar property to utilize in the operation of its business.

Results of Operations

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Expenses for the three months and nine months ended September 30, 2010, increased $313,720 and $616,087, as compared to the comparative periods in 2009, respectively, as a result of software development costs of $292,500 and $592,500 incurred during the three and nine month periods ended September 30, 2010.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,	Increase/
	2010	2009	Decrease

Current Assets	$-	$8,073	$(8,073)
Current Liabilities	623,308	-	(623,308)
Working Capital	$(623,308)	$8,073	$(615,235)

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Net Cash (Used) by Operating Activities	$(328,073)	$(15,924)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	375,000	15,000
Net Increase in Cash During the Period	$(8,073)	$(924)

We estimate that we will spend approximately $500,000 on general and administrative expenses; $800,000 on software development costs; $25,000 on website development; and $50,000 on travel over the next 12 months.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the ownership of our equity securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his or her investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as specified above, of approximately $1,375,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares of our common stock will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our plan of operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Subsequent Events

The Company entered into an oral agreement with Team TFZR (“TFZR”) for the development of the Company’s Virtual Vantage software and the neural communication software. The Company has paid to TFZR approximately $592,500 for the development of that software up to September 30, 2010 and a further $100,000 subsequently.

The Company has attempted to (i) document the provisions of that agreement in writing and (ii) obtain from TFRZ documentation and information the Company requires to market that software. The Company and TFZR have not been able to resolve certain recently developed issues regarding the development of the software. Specifically, TFZR now demands significant additional consideration to provide the Company with that documentation and other information. Although the Company and its attorneys believe that, although oral, that agreement with TFZR is valid, the Company will not be able to market that software until TFZR finalizes and delivers that documentation and other information. Given the impasse between the Company and TFZR, the Company may be required to acquire other software or similar property to utilize in the operation of its business.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $818,158. Management continues to seek funding from the Company’s shareholders and other qualified investors to pursue the Company’s business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition, in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Item 4.   Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, due to a lack of segregation of duties and an over-reliance on consultants involved in the accounting and financial reporting process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HEALTHMED SERVICES LTD.
(Registrant)

Dated: December 20, 2010	/s/ William Morland
Wiliam Morland
President

Dated: December 20, 2010	/s/Dale Paisley
Dale Paisley
CFO
(Principal Accounting Officer)