Form 10-K/A
period 2009-12-31
HEALTHMED SERVICES LTD
filed 2011-01-12
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant ha submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

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
6,070,000 as of March 22, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment number 1 on Form 10-K/A amends the annual report of Healthmed Services Ltd. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.  This amendment is being filed primarily to update Item 7 Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A Risk Factors, Item 9A Controls and Procedures, and Item 13 Certain Relationships and Related Transactions, and Director Independence.

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

We are a development stage company with no revenue and very little cash.  Accordingly, we may not be able to acquire the resources or personnel necessary to complete, or, if completed, provide, the services we contemplate.  We may not be able to engage in the business we contemplate.

Effective November 10, 2008, shares of our common stock were quoted on the Over the Counter Bulletin Board.

Our Current Business

During the period covered by this report, our operations have been minimal.  During that period, we have devoted all of our efforts to raising money, either debt or equity, that is required for us to complete and implement our business.  Accordingly, during that period we have not achieved any accomplishments in furtherance of our business operations.  In order to generate revenue, we must raise sufficient money to complete and implement our business plan.  At such time as we raise that money, we will be able to:

●	Complete our business plan
●	Finish the development of our website
●	Develop and/or acquire software appropriate for our business plan
●	Hire and train the appropriate marketing personnel

Currently, our website is not functional.  We intend to finish the development of our website to accommodate our particular business, when we acquire sufficient funds.  The development of our website is not completed.  Our website address is healthwebltd.com.

Our Services

Initially, we intend to offer two categories of services, our online service through our HealthMed website and our call center.

Online Service – HealthMed

Through our website we intend to offer the following services:

●
Public Portal: Free interactive web site for individuals, consumers, and the general public, designed to provide health information and recommendations in simple and easy-to-use formats. This public portal should generate revenue primarily from the sale of advertising and specially-designed sponsorship programs focused around specific areas of medicine and treatments. We will not charge user fees for access to this public portal.

●
Private and Custom-Designed/Client Specific Portal – Health Information Centers: These web sites will utilize HealthMed’s web infrastructure and design, while benefitting from the customized web site that bears the client’s name and logos, and is tailored specifically for their employees. These secure private- labeled web sites, powered by HealthMed and accessed through the clients’ web sites or intranets, will allow employees to access their personal health records, research a variety of health and medical related topics, and give persons access to information and resources to better assist them in making personal health plan and medical treatment decisions. Private portals should generate revenue mainly through the licensing of the HealthMed web platforms and web sites, as well as fees charged for the customization and tailoring of each web site to specific client needs and requirements.

●
All of these web-based platforms will have multi-language capability, providing the user with the ability to select the language they prefer to view, including English, Spanish, French, Italian, German, Russian, Chinese, and Arabic.

●
HealthMed is currently working with Kline Interactive, a Scottsdale, Arizona, web and internet platform development company, to re-design and re-launch the HealthMed public and private internet portals/sites.

HealthMed Call Centers – Outsource Services

Through our call centers we intend to offer the following services:

●
We intend to provide a full line of health information services from our planned call centers in North America, Latin America and Europe on a per call or a captivated basis by telephone and Internet to payers, providers and end-users of medical services.

●	These services will be provided through qualified third-party call centers specializing in the health information and medical assistance industries.
●	The call centers will also provide their services in the multiple languages mentioned above.

Our business will depend on our ability to create, improve and maintain our web-based platforms.  We will require the services of industry personnel to create, develop, host and maintain the information provided by our web-based platforms.  Additionally, we will have to engage the services of appropriate health care professionals to provide the appropriate medical advice.

We may not have the resources to engage or retain the services of those personnel.  Additionally, we may be required to provide errors and omission (malpractice) insurance for those health care professionals, as a condition to engage the services of those health care professionals.

We can provide no guarantee or assurance that such insurance is available or, if available, we will be able to afford to obtain such insurance.

In the event we are unable to acquire the services of those personnel for any reason, our business may fail.

Additionally, our operations contemplate the use of translators which shall translate our web content into various languages.  In that regard, we cannot provide any guarantee or assurance that we will be able to obtain the services of those translators, for various reasons, including, but not limited to, our lack of resources.

In the event we are unable to acquire the services of those translators, our business may fail.

Our business may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  These factors include:

●	the demand for our services;
●	our ability to obtain sufficient cost-effective financing;
●	the timely and successful implementation of our programs;
●	our ability to attract and retain personnel with the necessary technical knowledge and with the skill required for effective operations;
●	the availability of funds and timing of capital expenditures and other costs relating to the expansion of our operations; or
●	Government regulation and legal developments regarding our business model and general economic conditions.

Due to any of the factors specified above, we may not be able to execute our business plan, in which even, we may not be able to commence our anticipated business.

Regulation

The healthcare services industry is subject to extensive and complex federal and state laws and regulations related to conduct by providers.  There have been legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to provide our services.  Policies may change and additional government regulations may be enacted, which could adversely affect our services and personnel.  We cannot predict the probability, nature, or extent of government regulations that may result from future legislation or administrative action.  Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry; however, the laws and regulations governing our facilities could indirectly impact our business to a certain extent.  In the future, laws or regulations may be enacted which may require us to curtail or cease our operations, which will have an adverse material effect on our business.

HIPAA Enhancements

We expect that the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will necessitate on-going security, privacy and electronic transmission-related enhancements to software products.  If we are unable, for whatever reason to comply with HIPAA regulations, guidelines and timetables, our operations and profits may be affected adversely.

The Marketplace

Domestic Market

The U.S. Health Care Information market has grown to its current size as projected in the following studies:

●
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

Even five years ago, the thought of hopping on the internet to make decisions about personal healthcare seemed progressive if not foreign to most. Now, online trends are showing that using the internet to find healthcare information has become the norm. According to National Research and the Healthcare Market Guide (HCMG) survey, the following findings and trends show tremendous potential for internet-based health information and service providers:

●	4 out of 10 Americans are using the internet to find information about healthcare. That’s up from an average of only 1 in 10 in 2001 and demonstrates that e-health activity is surging.
●
8 out of 10 HCMG survey respondents reported that they would go online at some point in the future for healthcare information. This is easy to believe when popular health information websites like WebMD are fast becoming reliable, experienced information sources that have stood the test of time (WebMD turns 10 next year).

●	New sites like FamilyDoctor.org and Healthline.com also pack a punch when it comes to searchable health information.
●	41.4% of those over the age of 65 are using the internet for general health services compared to 37.6% of respondents under the age of 34.
●	Those who live in a household that earns over $100,000 per year are more likely (nearly 1 in 2) to use the internet to find health information.
●	Those in Southern states used the internet less for general health services information (36%) than those in the Mountain West (43%).
●
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

International Market

Insurance companies, employers and healthcare providers in countries that are experiencing rapid economic and population growth are striving to provide basic levels of care at a reasonable cost. Governments worldwide are being asked to improve access to care while simultaneously facing budget cuts and spending caps. Yet while half of U.S. citizens are now enrolled in some type of demand management program, such programs are virtually non-existent in the majority of developing countries. Our studies indicate that demand management programs can be successfully replicated in both private and public healthcare systems abroad, and that a large pool of international donor funding exists to support such efforts. In fact, a study conducted by the Americas HealthNet Committee with cooperation from the Pan American Health Organization identified over $3 billion of funds outstanding from multilateral donor institutions for health sector reform in Latin America alone.

Potential Customers

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

Our Website

Our website address is healthwebltd.com.  The design of our website is almost finished; however, we do not have the resources necessary to complete the design or develop that website.  Additionally, we do not know when we will have the funds necessary to complete the design and development of that website.

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

Item 1A.   Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Our Independent Auditor’s Report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, Gruber & Company, LLC, specify in their audit report that we are a development stage company, have a working capital deficit, have incurred losses from operations since inception, may incur further significant losses, have no sales, and are dependent on our ability to raise capital from shareholders or advances or loans from related parties, and there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all probability, continue to incur expenses without significant revenues into the foreseeable future until our services gain significant popularity.  Our only source of funds to date has been the sale of our common stock and loans.  As we cannot provide any assurance that we will be able to generate enough interest in our business or that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing any new financing, existing investors will experience substantially more dilution.  The ability to obtain debt financing is also severely impacted and, probably, not feasible, as we do not have revenues or profits to pay interest or principal.

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

In particular, additional capital may be required in the event that:

●	the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
●	we incur unexpected costs in completing the development of our product or encounter any unexpected technical or other difficulties;
●	we incur delays and additional expenses as a result of technology failure;
●	we are unable to create a substantial market for our website; or
●	we incur any significant unanticipated expenses.

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

Item 2.   Properties

Executive Offices

Our executive office is located at 1905 South Eastern Avenue, Las Vegas, Nevada 89104. We rent approximately 100 square feet at a cost of $500 per month. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

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

On June 16, 2008 the Company received $10,000 cash in contributed capital from shareholders who are not “related persons,” as that term is defined by Instruction 1 of Item 404(a) of Regulation S-K.

On August 21, 2008 the Company received $10,000 cash in contributed capital from  shareholders who are not “related persons,” as that term is defined by Instruction 1 of Item 404(a) of Regulation S-K.

On February 18, 2009, March 16, 2009 and November 3, 2009 the Company received $5,000, $10,000 and $10,000 cash in contributed capital from  shareholders who are not “related persons,” as that term is defined by Instruction 1 of Item 404(a) of Regulation S-K.

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

We anticipate that we will be able to conduct our planned operations for 3 months using our currently available capital resources.

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

Item 8. Financial Statements and Supplementary Data

We cannot include audited financial statements for the fiscal year ended December 31, 2009, in this amendment, as we do not have the consent of our auditors, Gruber & Company, LLC, to use their report regarding those financial statements.

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

On June 16, 2008 the Company received $10,000 cash in contributed capital from shareholders who are not “related persons,” as that term is defined by Instruction 1 of Item 404(a) of Regulation S-K.

On August 21, 2008 the Company received $10,000 cash in contributed capital from  shareholders who are not “related persons,” as that term is defined by Instruction 1 of Item 404(a) of Regulation S-K.

On February 18, 2009, March 16, 2009 and November 3, 2009 the Company received $5,000, $10,000 and $10,000 cash in contributed capital from  shareholders who are not “related persons,” as that term is defined by Instruction 1 of Item 404(a) of Regulation S-K.

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

Presently, we are unaware of how long our ongoing and planned remediation of our identified material weaknesses in internal control over financial reporting will take.  We will not be able to complete that remediation until we have raised sufficient funds to pay for that remediation.  Additionally, we anticipate that the costs for such remediation will be approximately $1,000,000.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Georgios Polyhronopoulos 29115 N 144th Street Scottsdale, Arizona 85262	3,592,000	59.18%
Directors and Executive Officers as a Group(1)	3,592,000 common shares	59.18%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 22, 2010. As of March 22, 2010, there were 6,070,000 shares of our company’s common stock issued and outstanding.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction for the year ended December 31, 2009, in which the amount involved in the transaction exceeded $120,000.

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

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)        Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.2	Certificate of Amendment(incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on March 10, 2009)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1	Section 302 Certification of Principal Executive Officer *
31.2	Section 302 Certification of Principal Financial Officer *
(32)	Section 1350 Certifications
32.1	Section 906 Certification of Principal Executive Officer *
32.2	Section 906 Certification of Principal Financial Officer *

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHMED SERVICES LTD.

/s/ William Morland
By: William Morland
President, Principal Executive Officer and Sole Director

Date: January 12, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dale Paisley
By: Dale Paisley
Principal Financial Officer and Principal Accounting Officer

Date: January 12, 2011