Form 10-K/A
period 2009-12-31
HEALTHMED SERVICES LTD
filed 2011-01-12
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A -2

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
6,070,000 as of March 22, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment number 2 on Form 10-K/A amends the annual report of Healthmed Services Ltd. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on January 12, 2011.  This amendment is being filed primarily to clarify Item 9A Controls and Procedures.

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)        Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.2	Certificate of Amendment(incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on March 10, 2009)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
(32)	Section 1350 Certifications
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

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