Form 10-Q/A
period 2010-06-30
HEALTHMED SERVICES LTD
filed 2011-01-12
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

Explanatory Note

This Amendment number 1 on Form 10-Q/A amends the quarterly report of Healthmed Services Ltd. (the “Company”) on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 23, 2010.  This amendment is being filed to (i) attach as an exhibit that certain promissory note date June 30, 2010, in the principal amount of $375,000 and which we executed and delivered to MED Ventures Ltd. and (ii) amend Exhibits 31.1 and 31.2.

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

NOTE 4. NOTE PAYABLE – RELATED PARTY

During the six months ended June 30, 2010, we received advances totaling $300,000 from a shareholder.  On June 30, 2010, we entered a promissory note for $375,000. The remaining $75,000 was received in July 2010. The promissory note has an annual stated interest rate of 6% and matures on June 30, 2011. In the event of a default, the interest rate increases to 10%.  That promissory note  is with MED Ventures Ltd., a Cayman Island company, and a holder of more than 10% of our issued and outstanding common shares.  We have not been able to ascertain the management or owners of MED Ventures Ltd.

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

Subsequent Events

During the six months ended June 30, 2010, we received advances totaling $300,000 from a shareholder of the company. On June 30, 2010, we entered a promissory note for $375,000. The remaining $75,000 was received in July 2010. The promissory note has an annual stated interest rate of 6% and matures on June 30, 2011. In the event of a default, the interest rate increases to 10%.  That promissory note is with MED Ventures Ltd., a Cayman Island company, and a holder of more than 10% of our issued and outstanding common shares.  We have not been able to ascertain the management or owners of MED Ventures Ltd.  A copy of that promissory note is attached to this report marked Exhibit 99.1.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.2	Certificate of Amendment (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Accounting Officer and Principal Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Accounting Officer and Principal Financial Officer.
99.1*	Promissory Note with MED Ventures Ltd.
__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHMED SERVICES LTD.
(Registrant)

Dated: January 12, 2011	/s/ William Morland
William Morland
Principal Executive Officer

Dated: January 12, 2011	/s/ Dale Paisley
Dale Paisley
Principal Financial Officer