Form 10-K/A
period 2009-12-31
HEALTHMED SERVICES LTD
filed 2011-02-09
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A- 3

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
6,070,000 as of March 22, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment number 3 on Form 10-K/A amends the annual report of Healthmed Services Ltd. (the “Company”) on Form 10-K/A -2 for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on January 12, 2011.  This amendment is being filed primarily to eliminate that Report of Gruber & Company, LLC dated March 8, 2010 and those financial statements for those fiscal years ended December 31, 2009 and December 31, 2008, included in our Form 10-K/A-2 filed with the Securities and Exchange Commission on January 12, 2011.

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

HEALTHMED SERVICES LTD.

/s/ Dale Paisley
By: Dale Paisley
Principal Executive Officer and Sole Director

Date: February 8 , 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dale Paisley
By: Dale Paisley
Principal Financial Officer and Principal Accounting Officer

Date: February 8 , 2011