Form 10-K/A
period 2009-12-31
HEALTHMED SERVICES LTD
filed 2011-02-18
CIK 1265521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A- 4

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
6,070,000 as of March 22, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment number 4 on Form 10-K/A amends the annual report of Healthmed Services Ltd. (the “Company”) on Form 10-K/A- 3 for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 9, 2011.    This amendment is being filed to clarify why we did not include our financial statements for the year ended December 31, 2009, in that amendment.  Accordingly, please see Item 8 of this report.

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

Item 8. Financial Statements and Supplementary Data

We have not included our audited financial statements for the fiscal year ended December 31, 2009, in this amendment, as there were no changes to those financial statements; and, therefore, we are not required to include those financial statements in this amendment.

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

Date: February 17 , 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dale Paisley
By: Dale Paisley
Principal Financial Officer and Principal Accounting Officer

Date: February 17 , 2011