Form 10-Q
period 2023-06-30
Trustfeed Corp.
filed 2023-08-23
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-56555

Trustfeed Corp.

(Exact name of Registrant as specified in its charter)

Nevada	86-1006313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Broadway, 46th Floor New York, NY 10005
(Address of principal executive offices)

800-490-7454
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,564,879 common shares as of August 14, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the six months ended June 30, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	28,019	225,619
Accounts receivable	20,000	30,000
Prepaid expenses	2,205	5,865
Due from related party	80,000	—
Total current assets	130,224	261,484

Total assets	$130,224	$261,484

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	7,667	5,012
Due to related party	6,360	69,703
Total current liabilities	14,027	74,715

Total liabilities	14,027	74,715

Stockholders' deficit
Preferred stock, par value $0.001; 500,000 shares authorized; 500,000 and 500,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	500	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 108,564,879 and 107,582,614 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	108,565	107,582
Additional paid-in capital	1,169,729	1,023,476
Stock payable	—	37,044
Accumulated deficit	(1,162,597)	(981,833)
Total stockholders' deficit	116,197	186,769

Total liabilities and stockholders' deficit	$130,224	$261,484

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	—	—	—	—

Cost of Good Sold	—	—	—	—

Gross Profit	—	—	—	—

Operating expenses
General and administrative	90,958	13,708	180,764	15,958
Total operating expenses	90,958	13,708	180,764	15,958

Loss from operations	(90,958)	(13,708)	(180,764)	(15,958)

Other income (expenses)
Total other income (expenses)	—	—	—	—

Net loss	$(90,958)	$(13,708)	$(180,764)	$(15,958)

Net loss per common share: basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.05)

Basic weighted average common shares outstanding	107,807,983	313,577	107,793,942	305,784

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	500,000	500	107,582,614	107,582	1,023,476	37,044	(981,833)	186,769
Common stock issued for cash	—	—	935,365	936	139,395	(30,139)	—	110,192
Net loss	—	—	—	—	—	—	(89,806)	(89,806)
Balance, March 31, 2023	500,000	500	108,517,979	108,518	1,162,871	6,905	(1,071,639)	207,155
Common stock issued for cash	—	—	46,900	47	6,858	(6,905)	—	—
Net loss	—	—	—	—	—	—	(90,958)	(90,958)
Balance, June 30, 2023	500,000	500	108,564,879	108,565	1,169,729	—	(1,162,597)	116,197

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	50,000,000	50,000	313,577	314	714,749	—	(800,709)	(35,646)
Net loss	—	—	—	—	—	—	(2,250)	(2,250)
Balance, March 31, 2022	50,000,000	50,000	313,577	314	714,749	—	(802,959)	(37,896)
Return and cancellation of common stock	—	—	(4,750)	(5)	5	—	—	—
Net loss	—	—	—	—	—	—	(13,708)	(13,708)
Balance, June 30, 2022	50,000,000	50,000	308,827	309	714,754	—	(816,667)	(51,604)

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

STATEMENTS OF CASH FLOWS

JUNE 30, 2023

(Unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net Income	$(180,764)	$(15,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts receivable	10,000	—
Prepaid expenses	3,660	—
Due from related party	(80,000)	—
Accounts payable	2,655	3,709
Net cash used in operating activities	(244,449)	(12,249)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	110,192	—
Proceeds from related party debt	1,657	12,249
Payment of related party debt	(65,000)	—
Net cash from financing activities	46,849	12,249

Net increase (decrease) in cash	(197,600)	—

Cash, beginning of period	225,619	—

Cash, end of period	$28,019	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-Cash investing and financing transactions
Return and cancellation of common stock	$—	$95,000

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

HealthMed Services, Ltd. (“the Company”) was incorporated in the State of Nevada on September 14, 2000 as Telemax Communications, Inc. On July 14, 2003, the Company changed its name to HealthMed Services, Ltd. The Company has no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 is considered to be in the development stage.

On April 16, 2021, A board member agreed to sell, assign, and transfer 4,850,000 shares of Company’s Series A Preferred Stock and deliver to the Company for cancellation and return to treasury 45,000,000 shares of Company Series A Preferred Stock.

On April 27, 2021, James Shipley resigned as President, Secretary, Treasurer, and Director of the Company at which time Rasmus Refer was appointed to these positions.

On September 23, 2022 the Company changed its name to Trustfeed Corp. and its ticker to TRFE.

Trustfeed is a technology company with access to a global database of company information. Trustfeed offers software-as-a-service (“SaaS”) based applications and services to its business and consumer customers. Trustfeed is ambitious. The company’s goal is to be the leading global review platform within two years. Trustfeed believes that trust is the foundation of the buyer digital journey. Consumers are jaded by the ‘wild west’ approach to reviews and company information and want the reassurance that the information they are reading is from a reliable authority.

Proprietary State-of-the-art crawler technology, machine learning and Artificial intelligence tools are the techniques behind Trustfeed’s trustworthy information.

Trustfeed introduced a flexible, modular subscription model where businesses can use Trustfeed’s basic services for free and will be able to subscribe for additional paid services on Trustfeed’s platform.

Extended options will be added for companies to access their profile and contribute additional useful information, org charts, product information and contact points for additional fees.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the OTC Markets alternative reporting standard for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Stock-based compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

Fair value of financial instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2023 and December 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$—	$—

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$—	$—

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2023, the Company had $28,019 cash on hand. At June 30, 2023, the Company has an accumulated deficit of $1,162,597. For the six months ended June 30, 2023, the Company had a net loss of $180,764, and cash used in operations of $244,449. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent accounting pronouncements

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from related party

During the six months ended June 30, 2023 the Company made advances to a shareholder totaling $40,000. The advances have 0% interest and are due upon demand.

During the six months ended June 30, 2023 the Company made advances to a company commonly controlled by a director of the Company totaling $40,000. The advances have 0% interest and are due upon demand.

As of June 30, 2023, and December 31, 2022, the Company had amounts due from related party of $80,000 and $0 respectively.

Due to related party

During the six months ended June 30, 2023, the Company borrowed $1,657 from a shareholder for payment of operating expenses and repaid $65,000 of advances to the same shareholder. The advances have 0% interest and are due upon demand. As of June 30, 2023, and December 31, 2022, the Company had amounts due to related party of $6,360 and $69,703 respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of June 30, 2023 and December 31, 2022. On November 4, 2022, Trustfeed reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. On June 3, 2022, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per two thousand pre-split shares (1:2,000) at a time and exact ratio amount the Board of Directors deems appropriate. On September 2, 2022, FINRA approved a 1-for-2,000 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company’s equity transactions have been retroactively restated to reflect the effect of the stock split. The Company had 108,564,879 and 107,582,614 issued and outstanding shares of common stock as of June 30, 2023 and December 31, 2022, respectively.

The Company also has 500,000 authorized shares of preferred stock with a par value of $0.001 of which the Company has designated 500,000 shares as Series A Preferred Stock as of June 30, 2023 and December 31, 2022. On November 4, 2022, Trustfeed reduced its authorized shares of preferred stock, par value $0.001 per share, from 50,000,000 shares to 500,000 shares. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder at a rate of 30% of the market price of the stock based on a 10 day average trading price of the common stock. In addition, the holders of the Series A Preferred have voting rights equal to 20 votes for each Preferred share held. As of June 30, 2023 and December 31, 2022, 500,000 and 500,000 shares of Series A Preferred stock issued and outstanding.

On November 4, 2022, Trustfeed filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred stock are the company’s Series A Preferred Stock. No shares of Series B Preferred stock or Series C Preferred Stock are issued and outstanding.

During the six months ended June 30, 2023 the Company issued 982,265 shares of common stock for cash proceeds of $147,236, of which $37,044 has been received in a prior period.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2023, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

▪	the uncertainty of profitability based upon our history of losses;
▪	legislative or regulatory changes concerning platforms with data about companies;
▪	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
▪	risks related to our operations and uncertainties related to our business plan and business strategy;
▪	changes in economic conditions;
▪	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
▪	competition; and
▪	cybersecurity concerns.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Registration Statement on Form 10 under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

The Company, Trusteed Corp., was in the business of acquiring, leasing, and licensing growers for the cultivation and production (processing and distribution of cannabis and cannabis-related products within an incubator environment). The Company was also in the business of renewable fresh water and real estate.

As a result of the change in ownership of the Company in 2021 by Fastbase, Inc., the Company is now a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with. Fastbase is a company with a trading symbol, FBSE, that is quoted on the OTC markets.

Consequently, Fastbase is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, Rasmus Refer, beneficial owner of Fastbase, is our sole officer and director.

To make sound purchasing decisions, consumers need to trust the companies they buy from and the products they sell. Two big problems stand in the way.

1.       Finding Trustworthy Company Information

There is no go-to place to get reliable company information. In each country the Government may have a searchable database which will give very basic information. One would need to look at the company website, LinkedIn, Glassdoor, Google My Business or paid services like LinkedIn Sales Navigator, D&B or Forrester.

Review sites have little real information about the company. They mostly focus on a brief description, and it varies from one site to the other.

When over 50% of Amazon sales are made through third party sellers (42 billion USD in third party service revenues) it is important to be able to have fundamental information available about a company.1 A European-sounding company name like Elle Network may turn out to be located in Zhengzhou City, and that can affect delivery times and returns or product support.

2.       Trusting reviews

On the other hand, there is no shortage of review sites. Regardless of whether a business buyer (B2B) or a consumer (B2C) there are a few options to perform due diligence and research the companies and products on offer.

B2B buyers of software will use one of the growing numbers of software reviewing sites that aggregate reviews like G2, Capterra or IT Central Station. Any company can create a listing. To encourage reviews, incentives are offered, or the vendor sends the invitation to the reviewer.

B2C buyers go to sites that specialize in consumer product reviews for anything from kitchen goods to garden furniture. Most people are familiar with sites like Amazon, Trustpilot, Best Buy, Google and Yelp. Nearly half of U.S. internet users start product searches on Amazon compared to 35% on Google.2

There are good reviews and bad reviews. It is not possible to tell whether a glowing review was written by the business owner, its employee or a paid reviewer. A study of fraud found that up to 16% of Yelp review were suspicious. Some Amazon categories had up to 64% of fake reviews.3

Bad reviews are written not just by consumers. They are written by the competition, disgruntled employees, in naming and shaming or just for malicious fun. Many sites combine reviews in their comments sections. It is so easy to manipulate site content that reviews are becoming less trustworthy every day. Even the review sites themselves are often shills for companies or affiliate programs.

The Trustfeed Solution

Trustfeed is a technology company with access to a global database of company information. Trustfeed offers software-as-a-service (“SaaS”) based applications and services to its business and consumer customers.

•	Trustfeed is ambitious. The Company’s goal is to be the leading global review platform within two years.

•	Trustfeed believes that trust is the foundation of the buyer digital journey. Consumers are jaded by the ‘wild west’ approach to reviews and company information and want the reassurance that the information they are reading is from a reliable authority.

•	Proprietary and modern crawler technology, machine learning and Artificial intelligence tools are the techniques behind this fight for trustworthy information.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenues

The Company had no revenues for the three and six months ending June 30, 2023 and 2022.

Operating Expenses

Operating expenses increased to $90,958 for the three months ended June 30, 2023, from $13,708 for the same period ended June 30, 2022. Operating expenses increased to $180,764 for the six months ended June 30, 2023, from $15,958 for the same period ended June 30, 2022.

Our operating expenses for the six months ended June 30, 2023, consisted mainly of programming fees of $69,791 and consulting fees of $50,857. In comparison, our operating expenses for the six months ended June 30, 2022, consisted mainly of professional fees of $8,528 and transfer agent fees of $ 6,730.

Other Expenses

The Company had no other expenses for the three and six months ending June 30, 2023 and 2022.

Net Loss

We recorded a net loss of $90,958 for the three months ended June 30, 2023, as compared with a net loss of $13,708 for the three months ended June 30, 2022. We recorded a net loss of $180,764 for the six months ended June 30, 2023, as compared with a net loss of $15,958 for the six months ended June 30, 2022.

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of June 30, 2023, we had total current assets of $130,224 and total current liabilities of $14,027. We had working capital of $116,197 as of June 30, 2023, as compared with $186,769 as of December 31, 2022.

Net cash used by operating activities was $244,449 for the six months ended June 30, 2023, as compared with $12,249 cash used for the six months ended June 30, 2022. Our negative operating cash flow for both periods was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $46,849 in cash for six months ended June 30, 2023, as compared with $12,249 for the six months ended June 30, 2022. Our positive financing cash flow for 2023 mainly consisted of proceeds from the issuance of common stock and for 2022 it consisted of proceeds from related party debt.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2023, the Company had $28,019 cash on hand. At June 30, 2023, the Company has an accumulated deficit of $1,162,597. For the six months ended June 30, 2023, the Company had a net loss of $180,764, and cash used in operations of $244,449. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Registration Statement on Form 10/A filed on July 6, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023 the Company issued 982,265 shares of common stock for cash proceeds of $147,236, of which $37,044 has been received in a prior period. The shares were issued under the exemption found in Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trustfeed Corp.

Date: August 23, 2023

By: /s/ Rasmus Refer

Rasmus Refer

Title: Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

