Form 10-Q
period 2023-09-30
Trustfeed Corp.
filed 2023-11-15
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,138,049 common shares as of November 08, 2023.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	15,084	225,619
Accounts receivable	—	30,000
Prepaid expenses	—	5,865
Due from related party	113,882	—
Total current assets	128,966	261,484

Total assets	$128,966	$261,484

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	10,212	5,012
Due to related party	4,699	69,703
Total current liabilities	14,911	74,715

Total liabilities	14,911	74,715

Stockholders' deficit
Preferred stock, par value $0.001; 500,000 shares authorized; 500,000 and 500,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	500	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 109,138,049 and 107,582,614 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	109,138	107,582
Additional paid-in capital	1,275,156	1,023,476
Stock payable	—	37,044
Accumulated deficit	(1,270,739)	(981,833)
Total stockholders' deficit	114,055	186,769

Total liabilities and stockholders' deficit	$128,966	$261,484

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	—	4,526	—	4,526

Cost of Good Sold	—	—	—	—

Gross Profit	—	4,526	—	4,526

Operating expenses
General and administrative	70,657	18,044	251,421	34,002
Total operating expenses	70,657	18,044	251,421	34,002

Loss from operations	(70,657)	(13,518)	(251,421)	(29,476)

Other expense
Foreign currency gain (loss)	(53)	77	(53)	77
Forgiveness of receivable - related party	(37,432)	—	(37,432)	—
Total other income (expense)	(37,485)	77	(37,485)	77

Net loss	$(108,142)	$(13,441)	$(288,906)	$(29,399)

Net loss per common share: basic and diluted	$(0.00)	$(0.05)	$(0.00)	$(0.10)

Basic weighted average common shares outstanding	108,166,142	266,157	107,726,216	292,430

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	500,000	500	107,582,614	107,582	1,023,476	37,044	(981,833)	186,769
Common stock issued for cash	—	—	935,365	936	139,395	(30,139)	—	110,192
Net loss	—	—	—	—	—	—	(89,806)	(89,806)
Balance, March 31, 2023	500,000	500	108,517,979	108,518	1,162,871	6,905	(1,071,639)	207,155
Common stock issued for cash	—	—	46,900	47	6,858	(6,905)	—	—
Net loss	—	—	—	—	—	—	(90,958)	(90,958)
Balance, June 30, 2023	500,000	500	108,564,879	108,565	1,169,729	—	(1,162,597)	116,197
Common stock issued for cash	—	—	573,170	573	105,427	—	—	106,000
Net loss	—	—	—	—	—	—	(108,142)	(108,142)
Balance, September 30, 2023	500,000	500	109,138,049	109,138	1,275,156	—	(1,270,739)	114,055

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	50,000,000	50,000	313,577	314	714,749	—	(800,709)	(35,646)
Net loss	—	—	—	—	—	—	(2,250)	(2,250)
Balance, March 31, 2022	50,000,000	50,000	313,577	314	714,749	—	(802,959)	(37,896)
Return and cancellation of common stock	—	—	(4,750)	(5)	5	—	—	—
Net loss	—	—	—	—	—	—	(13,708)	(13,708)
Balance, June 30, 2022	50,000,000	50,000	308,827	309	714,754	—	(816,667)	(51,604)
Net loss	—	—	—	—	—	—	(13,441)	(13,441)
Balance, September 30, 2022	50,000,000	50,000	308,827	309	714,754	—	(830,108)	(65,045)

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

STATEMENTS OF CASH FLOWS

JUNE 30, 2023

(Unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net loss	$(288,906)	$(29,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt	20,000	—
Forgiveness of receivable - related aprty	37,432	—
Changes in assets and liabilities
Accounts receivable	10,000	—
Prepaid expenses	5,865	—
Due from related party	(151,314)	—
Accounts payable	5,200	4,078
Net cash used in operating activities	(361,723)	(25,321)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	216,192	—
Proceeds from related party debt	2,564	29,925
Payment of related party debt	(67,568)	—
Net cash from financing activities	151,188	29,925

Net increase (decrease) in cash	(210,535)	4,604

Cash, beginning of period	225,619	—

Cash, end of period	$15,084	$4,604

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-Cash investing and financing transactions
Return and cancellation of common stock	$—	$95,000

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

HealthMed Services, Ltd. the (“the Company”) was incorporated in the State of Nevada on September 14, 2000 as Telemax Communications, Inc. On July 14, 2003, the Company changed its name to HealthMed Services, Ltd. The Company has no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 is considered to be in the development stage.

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

Trustfeed is a technology company with access to a global database of company information. Trustfeed offers software-as-aservice (“SaaS”) based applications and services to its business and consumer customers. Trustfeed believes that trust is the foundation of the buyer digital journey. Consumers are jaded by the ‘wild west’ approach to reviews and company information and want the reassurance that the information they are reading is from a reliable authority.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2023 and December 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2023:

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2023, the Company had $15,084 cash on hand. At September 30, 2023, the Company has an accumulated deficit of $1,270,739. For the nine months ended September 30, 2023, the Company had a net loss of $288,906, and cash used in operations of $361,723. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from related party

During the nine months ended September 30, 2023 the Company made advances to a shareholder totaling $40,000, and received repayments totaling $2,568. On September 30, 2023 the Company forgave the receivable and wrote off the balance of $37,432 to Forgiveness of receivable – related party.

During the nine months ended September 30, 2023 the Company made advances to a company commonly controlled by a director of the Company totaling $113,882. The advances have 0% interest and are due upon demand.

As of September 30, 2023, and December 31, 2022, the Company had amounts due from related party of $113,882 and $0 respectively.

Due to related party

During the nine months ended September 30, 2023, the Company borrowed $2,564 from a shareholder for payment of operating expenses and repaid $67,568 of advances to the same shareholder. The advances have 0% interest and are due upon demand. As of June 30, 2023, and December 31, 2022, the Company had amounts due to related party of $6,360 and $69,703 respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of September 30, 2023 and December 31, 2022. On November 4, 2022, Trustfeed reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares.  On June 3, 2022, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per two thousand pre-split shares (1:2,000) at a time and exact ratio amount the Board of Directors deems appropriate. On September 2, 2022, FINRA approved a 1-for-2,000 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company had 109,138,049 and 107,582,614 issued and outstanding shares of common stock as of September 30, 2023 and December 31, 2022, respectively.

The Company also has 500,000 authorized shares of preferred stock with a par value of $0.001 of which the Company has designated 500,000 shares as Series A Preferred Stock as of September 30, 2023 and December 31, 2022. On November 4, 2022, Trustfeed reduced its authorized shares of preferred stock, par value $0.001 per share, from 50,000,000 shares to 500,000 shares. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder into fully paid and nonassessable shares of common stock at the rate of 20 shares of common stock for each share held. In addition, the holders of the Series A Preferred have voting rights equal to 20 votes for each Preferred share held. As of September 30, 2023 and December 31, 2022, 500,000 and 500,000 shares of Series A Preferred stock issued and outstanding.

On November 4, 2022, Trustfeed filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred. stock are the company’s Series A Preferred Stock. No shares of Series B Preferred stock or Series C Preferred Stock are issued and outstanding.

During the nine months ended September 30, 2023 the Company issued 1,555,435 shares of common stock for cash proceeds of $253,236, of which $37,044 had been received in a prior period.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2023, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	legislative or regulatory changes concerning platforms with data about companies;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our operations and uncertainties related to our business plan and business strategy;
•	changes in economic conditions;
•	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
•	competition; and
•	cybersecurity concerns.

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

There is no go-to place to get reliable company information. In each country, the government may have a searchable database that will give very basic information. One would need to look at the company website, LinkedIn, Glassdoor, Google My Business or paid services like LinkedIn Sales Navigator, D&B or Forrester, for more information. Even so, review sites have little real information about the company. They mostly focus on a brief description, and it varies from one site to the other.

When over 50% of Amazon sales are made through third party sellers ($42 billion USD in third party service revenues) it is important to be able to have fundamental information available about a company.1 A European- sounding company name like Elle Network may turn out to be located in Zhengzhou City, and that can affect delivery times and returns or product support.

2.	Trusting reviews

On the other hand, there is no shortage of review sites. Regardless of whether it be a buyer (B2B) or a consumer (B2C), there are few options to perform due diligence and research of the companies and products they offer.

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

There are good reviews and bad reviews. It is not possible to tell whether a glowing review was written by the business owner, its employee or a paid reviewer. A study of fraud found that up to 16% of Yelp reviews were suspicious. Some Amazon categories had up to 64% of fake reviews.3

Bad reviews are written not just by consumers. They are also written by the competition, disgruntled employees, in naming and shaming or just for malicious fun. Many sites combine reviews in their comments sections. It is so easy to manipulate site content that reviews are becoming less trustworthy every day. Even the review sites themselves are often shills for companies or affiliate programs.

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

1 See Statista “Amazon third-party seller share 2007-2022”. https://www.statista.com/statistics/259782/third-party-seller-share-of-amazon-platform/

2 See Insider Intelligence “More Product Searches Start on Amazon” https://www.insiderintelligence.com/content/more-product-searches-start-on-amazon

3 See “Research on false review detection Methods: A state-of-the-art review” Arvind Mewada & Rupesh Kumar Dewang https://www.sciencedirect.com/science/article/pii/S1319157821001993

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenues

The Company had no revenues for the three and nine months ended September 30, 2023, as compared with $4,526 in revenue for the three and nine months ended September 30, 2022. The revenue in 2022 was from database services. The Company does not expect to have significant revenues until it is able to raise capital to increase the distribution and demand for our database and services. If the Company is able to obtain funding, it plans to engage in partnerships with larger marketing agencies and influencers to create attention to the Company’s platform.

Operating Expenses

Operating expenses increased to $70,657 for the three months ended September 30, 2023, from $18,044 for the same period ended September 30, 2022. Operating expenses increased to $251,421 for the nine months ended September 30, 2023, from $34,002 for the same period ended September 30, 2022.

Our operating expenses for the nine months ended September 30, 2023, consisted mainly of programming fees of $82,945 and consulting fees of $58,739. In comparison, our operating expenses for the nine months ended September 30, 2022, consisted mainly of professional fees of $12,210 and transfer agent fees of $11,163.

Other Expenses

We had other expenses of $37,485 for the three months ended September 30, 2023, as compared with other income of $77 for the three months ended September 30, 2022. We had other expenses of $37,485 for the nine months ended September 30, 2023, as compared with other income of $77 for the nine months ended September 30, 2022.

Our other expenses for the nine months ended September 30, 2023 consisted mainly of forgiveness of receivable – related party of $37,432.

Net Loss

We recorded a net loss of $108,142 for the three months ended September 30, 2023, as compared with a net loss of

$13,441 for the three months ended September 30, 2022. We recorded a net loss of $288,906 for the nine months ended September 30, 2023, as compared with a net loss of $29,399 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $128,966 and total current liabilities of $14,911. We had working capital of $114,055 as of September 30, 2023, as compared with $186,769 as of December 31, 2022.

Net cash used by operating activities was $361,723 for the nine months ended September 30, 2023, as compared with $25,321 cash used for the nine months ended September 30, 2022. Our negative operating cash flow for both periods was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $151,188 in cash for nine months ended September 30, 2023, as compared with

$29,925 for the nine months ended September 30, 2022. Our positive financing cash flow for 2023 mainly consisted of proceeds from the issuance of common stock and for 2022 it consisted of proceeds from related party debt.

We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital for sales and marketing in order to increase the distribution and demand for our database and marketing of our platform, and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. As of September 30, 2023, we have an accumulated deficit of $1,270,739. We may not be able to continue as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2023, the Company had $15,084 cash on hand. At September 30, 2023, the Company has an accumulated deficit of $1,270,739. For the nine months ended September 30, 2023, the Company had a net loss of $288,906, and cash used in operations of $361,723. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its platform database. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2023, the Company issued 1,555,435 shares of common stock for cash proceeds of $253,236, of which $37,044 has been received in a prior period. The shares were issued under the exemption found in Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trustfeed Corp.

Date: November 15, 2023

By: /s/ Rasmus Refer

Rasmus Refer

Title: Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

