Form 10-K
period 2023-12-31
Trustfeed Corp.
filed 2024-04-15
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-56555

TRUSTFEED CORP.

(Exact name of registrant as specified in its charter)

Nevada	86-1006313
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10940 Wilshire Boulevard, Suite 705

Los Angeles, CA 90024

(Address including zip code of registrant’s Principal Executive Offices)

(213) 616-0011

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $38,853,145.

Common stock outstanding as of April 12, 2024: 109,138,049 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 8 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

i

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company” and “Trustfeed” refer to Trustfeed Corp., including any directly and indirectly wholly owned subsidiaries.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 8.

Risks Relating to Macro Conditions and Our Financial Condition

●	The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Intrusion.

●	Changes to Geopolitical and Economic Conditions in the U.S. and Foreign Countries in Which the Company Operates Could Adversely Affect the Company.

●	Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Impact the Company’s Results of Operations and Financial Position.

●	Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

●	We are dependent on financing for the continuation of our operations.

Risks Relating to Legal, Accounting and Regulatory Matters

●	Failure by us to Maintain the Proprietary Nature of our Technology Could Have a Material Adverse Effect on our Business, Operating Results, Financial Condition, Stock Price, and on our Ability to Compete Effectively.

●	Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

●	If we Fail to Comply with the Rules under the Sarbanes-Oxley Act Related to Accounting Controls and Procedures, or if Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price Could Decline Significantly.

●	Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

●	Changes in Tax laws or Exposure to Additional Income Tax Liabilities Could have a Material Impact on our Company, the Results of Operations, Financial Conditions and Cash Flows.

●	Laws and Regulations Governing International Business Operations Could Adversely Impact Our Company.

General Risk Factors

●	The Company’s Success Depends on Its Executive Management and Other Key Personnel.

●	Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

Risks Related to our Management and Control Persons

●	Our largest shareholder, CWR, has substantial control over us and our policies and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

●	Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

●	Our Officer and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

ii

Risks Relating to our Common Stock

●	We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

●	Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

●	Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

●	We have never declared or paid any cash dividends or distributions on our capital stock.

●	We may become involved in securities class action litigation that could divert management’s attention and harm our business.

●	Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Risks Relating to Risks Relating to Our Company and Industry

●	The success of our business depends on our ability to maintain and enhance our reputation and brand.

●	In the event that we are unable to successfully compete in our industry, we may not see lower profit margins.

●	If we are unable to successfully manage growth, our operations could be adversely affected.

●	We may fail to successfully integrate acquisitions or otherwise be unable to benefit from pursuing acquisitions.

●	The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

iii

PART I

Item 1. Description of Business.

Corporate History and Capital Structure

We were incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to HealthMed Services, Ltd. The Company had no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 was considered to be in the development stage.

On April 16, 2021, Fastbase, Inc., a Nevada corporation (“Fastbase”), and SCI Inc. entered into a Share Purchase Agreement with Mr. James Shipley, the owner 50,000,000 shares of Series A Convertible Preferred Stock in Trustfeed Corp. (“Trustfeed” or the “Company”) for the purchase of 4,750,000 shares of Series A Convertible Preferred Stock for cash consideration of $108,200 USD. Mr. Shipley agreed to cancel 45,000,000 shares in the process. The transaction closed on April 21, 2021.

On the same date, Mr. Shipley, the Company’s then majority shareholder, officer and director, resigned as President, Secretary, Treasurer, and Director of the Company at which time Rasmus Refer, the CEO of Fastbase, Inc., was appointed to these positions.

On September 14, 2021, Trustfeed entered into a Contribution Agreement (the “Contribution Agreement”) with Fastbase for the acquisition of certain assets of Fastbase in exchange for shares of super voting preferred stock in the Company. The assets were associated with Fastbase’s review platform giving access to value information about products, which includes proprietary software to crawl, organize, verify, with A.I. rendering, algorithms to do data mining, and an A.I. rendering database of companies, websites, contacts and approximately 500,000 products descriptions. The Company paid for the assets contributed by issuing to Fastbase 45,000,000 shares of the Company’s Series A Convertible Preferred Stock. As a result of these transactions, there was a change in control of the Company and Fastbase acquired voting control over all aspects of the Company, including the election of directors, and other corporate actions of the Company that require shareholder approval.

On September 2, 2022, Trustfeed conducted a reverse split in which each shareholder was issued one common share in exchange for every two thousand common shares of their then-currently issued common stock. On the market effective date of the reverse split, September 2, 2022, there were a total of 266,157 issued and outstanding shares of common stock. In addition to the reverse split, the Company changed its name to Trustfeed Corp.

On October 26, 2022, Fastbase requested that the board of directors cancel and return to unissued capital stock, the remaining shares of its Series A Convertible Preferred Stock, such that it would hold 500,000 shares of Series A Convertible Preferred Stock after the transaction. On November 4, 2022, Trustfeed cancelled all outstanding shares of Series A Preferred Stock, save 500,000 shares of Series A Convertible Preferred Stock which were outstanding and then held by Fastbase.

Also on November 4, 2022:

●	Trustfeed reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. Trustfeed also reduced the authorized shares of preferred stock, par value $0.001 per share, from 75,000,000 shares to 500,000 shares. As of November 4, 2022, Trustfeed had authorized 295,000,000 shares of common stock and 500,000 shares of preferred stock, each with par value of $0.001 per share.

●	Trustfeed amended and restated its Certificate of Designation for the Series A Preferred Stock to reduce the number of authorized shares of preferred stock designated and available from 50,000,000 shares to 500,000 shares, with the same conversion ratio of 20 shares of common stock for every share of Series A Preferred Stock.

●	Trustfeed filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred stock are the Company’s Series A Preferred Stock.

Historically, Trustfeed was in the business of acquiring, leasing, and licensing growers for the cultivation and production (processing and distribution of cannabis and cannabis-related products within an incubator environment). The Company was also in the business of renewable fresh water and real estate. As a result of the change in ownership of the Company in 2021 by Fastbase, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

However, effective as of December 29, 2023 in accordance with a Stock Purchase Agreement, Fastbase, the then record and beneficial owner of (i) 90,437,591 shares of Common Stock of the Company, representing approximately 83% of the Company’s issued and outstanding Common Stock (the “Common Shares”), and (ii) 500,000 shares of the Series A Convertible Preferred Stock, par value $.001 per share, of the Company, representing 100% of the Company’s issued and outstanding shares of Preferred Stock (the “Preferred Shares” and, with the Common Shares, the “Transferred Shares”), sold the Transferred Shares to CWR 1, LLC, a Delaware limited liability Company (“CWR”) for aggregate consideration of $350,000 (collectively referred to as the “Transaction”). Additionally, Rasmus Refer, the Company’s then Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer) and Chairman and sole member of the Company’s Board of Directors (the “Board”), resigned from all director (as of February 12, 2024), officer and employment positions with the Company and its subsidiaries.

Also as of December 29, 2023, the size of the Board was increased from one director to two directors and Brett Rosen was appointed as a director to fill the vacancy, to serve as director until the next annual meeting of stockholders of the Company, subject to his prior resignation or removal, and until his successor is duly elected and qualified, and Mr. Rosen was appointed President, Chief Financial Officer, Secretary and Treasurer of the Company.

Upon the consummation of the Transaction on December 29, 2023, the Company experienced a change in control. The Transaction and related transactions had the following consequences:

●	New management anticipates entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may currently be owned by affiliates of management.

●	The Company’s new management will be evaluating the Company’s Pre-Existing Business as part of these possible future transactions, and in the meantime, has suspended our operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney.

Our address is 10940 Wilshire Boulevard, Suite 705, Los Angeles, CA 90024.

Pre-Existing Business

General

The below description of our Pre-Existing Business assumes that we are continuing to operate the Pre-Existing Business as did our prior management from before the Transaction. However, we recently suspended all operations and business relating to the Pre-Existing Business, and we cannot assure you that we will restart such business or operations. It is more likely that we will permanently shut down, spin off or assign the Pre-Existing Business.

To make sound purchasing decisions, consumers need to trust the companies they buy from and the products they sell. Two big problems stand in the way:

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

When over 50% of Amazon sales are made through third party sellers (42 billion USD in third party service revenues), the Company believes it is important to be able to have fundamental information available about a company. A European-sounding company name like Elle Network may turn out to be located in Zhengzhou City, and that can affect delivery times and returns or product support.

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

B2C buyers go to sites that specialize in consumer product reviews for anything from kitchen goods to garden furniture. Most people are familiar with sites like Amazon, Trustpilot, Best Buy, Google and Yelp. According to publicly available information or other sources we deem reliable, we believe that nearly half of U.S. internet users start product searches on Amazon compared to 35% on Google.

There are good reviews and bad reviews. It is not possible to tell whether a glowing review was written by the business owner, its employee or a paid reviewer. A study of fraud found that up to 16% of Yelp review were suspicious. Some Amazon categories had up to 64% of fake reviews.

Bad reviews are written not just by consumers. They are written by the competition, disgruntled employees, in naming and shaming or just for malicious fun. Many sites combine reviews in their comments sections. It is so easy to manipulate site content that reviews are becoming less trustworthy every day. Even the review sites themselves are often shills for companies or affiliate programs.

The Solution

The Pre-Existing Business relies on access to a global database of company information, and offers software-as-a-service (“SaaS”) based applications and services to its business and consumer customers. The Company believes that trust is the foundation of the buyer digital journey. Consumers are jaded by the ‘wild west’ approach to reviews and company information and want the reassurance that the information they are reading is from a reliable authority. Proprietary and modern crawler technology, machine learning and Artificial intelligence tools are the techniques behind this fight for trustworthy information.

Crawl, Aggregate, Verify and Organize (COVA)

Using its COVA system of gathering and organizing data, users are able to access valuable information about companies spanning 130 countries. They will get an immediate picture of the company and products based on source information and in addition there will be an aggregate view of reviews. Using complex algorithms, the Company would calculate a rating that takes into account many other reviews already done, remove any suspicious ones and provide users with the most likely version of facts.

Business Model

Trustfeed introduced a flexible, modular subscription model where businesses can use Trustfeed’s basic services for free and will be able to subscribe for additional paid services on Trustfeed’s platform. Extended options will be added for companies to access their profile and contribute additional useful information, org charts, product information and contact points. Users will be able to contribute their own reviews of products.

Until its suspension, the Company continuously increased the data available through its proprietary and modern web- crawling technology. Our capital is the data we have aggregated and organized and the know-how to collect it. The data from over 50 million company domains forms the backbone of the Trustfeed solution. Until the Transaction, Trustfeed aimed to be the uber review-site and put trust back into the review equation.

Market for Products and Services

There has been a post-Covid 19 surge in the volume of online ratings and reviews (40 to 80 percent higher during the core pandemic months in 2020, compared with 2019). E-commerce, which had already been expanding, experienced ten years’ growth during the first quarter of 2020. This tsunami of reviews has taken the importance of product feedback to new heights, giving it greater weight and credibility. The elephant in the room for e-commerce and consumers has always been how to determine reviewer integrity and disregard fake and malicious reviews. Trustfeed has reviewer integrity as its purpose-driven foundation stone. Its symbiotic approach uses machine learning and artificial intelligence tools to empower customers with a voice, putting trust back into purchasing. This symbiotic approach also gives companies the platform and product feedback cycle to uncover ways to improve next generation products and services. Trustfeed allows product teams to track star ratings and mine review text for next generation insights. Through Trustfeed’s validated data companies can determine or predict future innovative offerings that increase market-share and even unlock new product categories. In the best cases, better products might help companies leapfrog their competitors by driving much greater organic growth.

Products and Services

Trustfeed enables businesses to create brand awareness, get endorsement of their products and have a feedback loop for product improvement. Many people read online company or product reviews and trust them as much as personal recommendations. Trustfeed’s aim is to revolutionize the company data and product review world with a trusted platform of reviews and company profiles.

Trustfeed has reviewer integrity as its purpose-driven foundation stone. Its symbiotic approach uses machine learning and artificial intelligence tools to empower customers with a voice, putting trust back into purchasing. This symbiotic approach also gives companies the platform and product feedback cycle to uncover ways to improve next generation products and services.

The service allows product teams to track star ratings and mine review text for next generation insights. Through Trustfeed’s validated data companies can determine or predict future innovative offerings that increase market share and even unlock new product categories. In the best cases, better products might help companies leapfrog their competitors by driving much greater organic growth.

Trustfeed uses its own proprietary and modern crawler technology, machine learning and Artificial intelligence tools which are the techniques behind the goal for trustworthy information. With the technology Trustfeed is continuously adding companies and company information with the aim of ensuring current accurate and reliable company information available 24/7.

The Company has only generated revenue from its Leads revenue model, which is discussed below under “Revenue models” with the other prospective revenue models. Aside from the Submit Company Profile model, these other revenue models have not yet generated any revenue for the Company, and as a result of the suspension of the Pre-Existing Business, the Company does not expect to generate any further revenue from the Pre-Existing Business, nor does it expect to launch, market or sell any of its models at this time.

Reviews & ratings

Trustfeed services provides aggregated reviews from trusted sources like: Amazon, Google, Maps, Yelp, Tripadvisor and reviews from anyone signed up to Trustfeed website.

Company profile listing

Companies claiming a trustfeed profile will be able to add their own content and information about the company to better inform the B2B market. Benefits of this are:

●	Building customer trust

●	Improve Google search positions

●	Get new leads

●	Interact with your customers

●	Provide special offers and discount

●	Local Advertising

Retail will be able to highlight their service or product in search results. Google target ads appear in Trustfeed results.

Leads

The Company has generated all of its revenue in 2022 from customized data packages -a Leads Ordering system for the purpose of generating lists of sales leads. The system includes the possibility to browse leads by 5,000 categories and by location. An example of this system is found at https://www.trustfeed.com/countryindex/United-states/A/Aluminum-supplier. Users have the option to filter leads and order. Users pay for these lists of leads by ordering one or more leads based on their filters and pay per list. Under these agreements, the data is provided to the customer on either a one time or agreed upon schedule. Revenue is recognized upon completion and delivery of the data by the Company. Payment is via credit card or PayPal.

Subscriptions and access to profile

Companies in the B2B space can request access to a profile already generated by Trustfeed with its company data. While the Company has not yet generated any revenue under this model, companies may pay a one-time fee for such access. Having access to the profile is expected to give the companies the opportunity to build valuable information about products, services, special offers, discount codes, deals etc. Payment for access to said profile is via credit card or PayPal.

Advertising

We believe companies will be able to pay for advertising banners and highlight product deals. Revenue which may develop from this service is expected to be provided on a subscription basis, billed in advance and revenue would be recognized daily over the life of the contract, which is expected to be month to month. Payment is via credit card or PayPal.

Submit Company Profile

Submit profile allows companies to create their own profile if Trustfeed doesn’t already have the company in its database, and then be visible in Trustfeed platform. Company Profiles in Trustfeed are also included in Google Search results. Revenue is recognized upon completion and is based on a yearly or monthly recurrent payment plan.

Marketing

We have suspended all marketing as a result of the Transaction and the suspension of the Pre-Existing Business.

Intellectual Property

Trustfeed developed intellectual property to differentiate our products and technology, mitigate infringement risks, and develop opportunities for licensing. We devoted resources to developing and protecting our business concept and continuously seek to identify and evaluate our intellectual properties. Our intellectual property portfolio allows us to use proprietary technologies that are not available to our competitors. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. In connection with our intellectual property licensing goals, we will grant exclusive right to sublicense our intellectual property assets existing based on reseller services in exchange for various strategic and financial benefits, including profit participation. We do not assure you that the protection of our proprietary assets will be adequate or that our competitors will not independently develop similar technologies, or design around any of our intellectual property.

At this time, we will not be filing for patents for various reasons:

A patent application means making certain technical information about our intellectual properties publicly available. As part of obtaining a patent, the inner workings of an invention must be publicly disclosed in a patent specification. We anticipate that keeping our intellectual assets secret will keep competitors at bay more effectively.

Additionally, all patents eventually expire such that the previously protected intellectual property becomes free to be exploited by the public.

Given the above, patents are a suitable form of protection if competitors can readily reverse engineer intellectual property.

However, for intellectual property that cannot be readily reproduced by others, it can easier be kept a trade secret. Applying for a patent can be a very time-consuming and it will cost money whether applications are successful or not - the application, searches for existing patents and a patent attorney’s fees can all contribute to a reasonable outlay as well as annual fee for patent.

Competition

Our business is characterized by rapid change and converging, as well as new and disruptive, technologies. We face competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant information. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could be adversely affected.

We face competition from large companies, such as Tripadvisor, Yelp, Glassdoor, Trustpilot and Capterra, as well as to a certain extent Social networks, such as Facebook, LinkedIn and Twitter. Some users are relying more on social networks for product or service referrals than website like Trustfeed.

With Tripadvisor, Yelp and Trustpilot, users search for local shops, hotels, restaurants to get more information about location, reviews and their ratings. Trustfeed also offers those services with a platform built on a very large and constantly growing database of companies and reviews of around 300 million companies. Our primary product that competes with the 3 platforms is paid “company registration” and “premium” promotion.

We included Glassdoor as a possible competitor because their job portal offers “ratings and reviews of companies,” so users can gain insights into current (and ex-employees’) experiences, thus determining whether an employer is appropriate for their job application.

To some extent, all the major social media sites, such as Facebook, LinkedIn and Twitter, offer company search, where users can access facts, news, blog posts, reviews about companies and local businesses. Since the social platforms also offer advertising and promotion, we considered them partial competitors to Trustfeed.

All of the above companies are much larger than our company, are more established, have more resources at their disposal, have a marketing presence and brand names that are far more readily known in the industry, than our company.

We are unaware of any current competitor that has a database such as our database with over 300 million companies from over 100 counties. We believe it is this amount of company data and market insight that gives Trustfeed a competitive advantage. Furthermore, Trustfeed benefits from the low cost for updating and maintaining company data using in-house developed software. Almost everything is automated and therefor requires low manpower.

We also compete to attract and retain data providers and marketing agencies for whom we will distribute or license information, primarily based on the size and quality of our database, our ability to help these partners generate revenues from advertising, and the terms of our agreements with them.

Competitive Advantages

We are using advanced proprietary algorithms and AI to deliver the most trustworthy results.

Trustfeed has over 100 million entries in its database.

Our platform, and the fast expanding big-data ecosystem that underpins it, enables Trustfeed to offer SaaS-based applications and services that are unique to Trustfeed and provide high-value intelligence and capabilities to its customers.

Government Regulations

Our worldwide business activities are subject to various federal, state, local, and foreign laws and our products could be governed by a number of rules and regulations. The efforts and expenditures needed to comply with these laws, rules, and regulations do not presently have a material impact on our results of operations, capital expenditures, or competitive position. Nevertheless, compliance with existing or future government laws, including, but not limited to, our operations, products, global trade, business acquisitions, employee health and safety, and taxes could have a material adverse effect on our future results of operations, capital expenditures, or competitive position.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Human Capital

As of April 12, 2024, we have no employees and one consultant, Terrence M. Tierney, who is acting as our sole executive officer and director. He oversees day-to-day and administration functions of the Company. As required, we would engage consultants to provide services to the Company, including regulatory, legal and corporate services. We expect to be subject to labor laws and regulations in the U.S. as we re-commence operations or acquire a new business. These laws and regulations would principally concern matters such as paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment.

We believe that we will be able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

Item 1A. Risk Factors

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this Annual Report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

Each of the below risk factors relating to our Pre-Existing Business assumes that we are continuing to operate the Pre-Existing Business as did our prior management from before the Transaction. However, we recently suspended all operations and business relating to the Pre-Existing Business, and we cannot assure you that we will restart such business or operations. It is more likely that we will permanently shut down, spin off or assign the Pre-Existing Business.

Risks Relating to Macro Conditions and Our Financial Condition

The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Intrusion.

The Company depends on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period.

Changes to Geopolitical and Economic Conditions in the U.S. and Foreign Countries in Which the Company Operates Could Adversely Affect the Company.

The Company expects to engage in international operations. The Company’s international operations are subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

●	possibility of unfavorable circumstances arising from host country laws or regulations and the risks related to required compliance with local laws.

●	risks of economic instability, including due to inflation.

●	currency exchange rate fluctuations and restrictions on currency repatriation.

●	potential negative consequences from changes to taxation policies.

●	disruption of operations from labor and political disturbances.

●	withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries.

●	changes in tariff and trade barriers, including uncertainty caused by the evolving relations between the United States, United Kingdom, EU, the United Arab Emirates, and India; and

●	geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia), terrorism, insurrection, or war.

Any of these events as well as related events not aforementioned, could have a materially adverse impact on the Company and its operations.

Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Impact the Company’s Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company’s operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company’s business, results of operations and financial condition could be adversely impacted.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell its products and services competitively and control its cost structure, which could have a material adverse effect on results of operations.

We are dependent on financing for the continuation of our operations.

It can at times be difficult to predict our capital needs on a monthly, quarterly, or annual basis. Our future is dependent upon our ability to obtain profitable operations or financing. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. We do not have financing in place at this time for all future planned acquisitions. We may not have access to financing or on terms that are acceptable to us. Any lack of funds from operations or fundraisings for any shortage could be detrimental to our ability to continue operations and negatively impact us and our financial condition, results of operations and cash flow.

Risks Related to Legal, Accounting and Regulatory Matters

Failure by us to Maintain the Proprietary Nature of our Technology Could Have a Material Adverse Effect on our Business, Operating Results, Financial Condition, Stock Price, and on our Ability to Compete Effectively.

We principally rely upon trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patent licenses or trademarks we hold may not be broad enough to protect our technology. In addition, patent licenses or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent, or superior to ours, or become available in the market at a lower price.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results, and stock price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we Fail to Comply with the Rules under the Sarbanes-Oxley Act Related to Accounting Controls and Procedures, or if Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price Could Decline Significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws. However, the Company operates in certain countries that are recognized as having governmental and commercial corruption. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

Changes in Tax laws or Exposure to Additional Income Tax Liabilities Could have a Material Impact on our Company, the Results of Operations, Financial Conditions and Cash Flows.

We are subject to income taxes, as well as non-income-based taxes in the jurisdictions in which we operate, as well as jurisdictions such as the United States, in which we intend to have operations. The tax laws in these could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

Taxation regulation in territories around the world can also change very quickly, which may mean that all the implications for businesses may not have been fully thought through by the regulating authorities before final guidelines and laws are issued. Furthermore, any changes made by tax authorities, together with other legislative changes, to the mandatory sharing of company information (financial and operational) with tax authorities on both a local and global basis, could lead to disagreements between jurisdictions with respect to the proper allocation of profits between such jurisdictions. We therefore continuously monitor changes to tax regulation and double tax treaties between the territories in which we operate. We also maintain a comprehensive transfer pricing policy to govern the flow of funds between various tax territories.

We are further subject to ongoing tax audits in the various jurisdictions in which we operate. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on the business, financial condition, results of operations, and cash flows.

While we have recorded reserves for potential payments to various tax authorities related to uncertain tax positions, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in payment that is significantly different from our estimates. If the payment proves to be less than the recorded reserves, the reversal of the liabilities would generally result in tax benefits being recognized in the period when we determine the liabilities to be no longer necessary. Conversely, if the payment proves to be more than the reserves, we could incur additional charges, and these could have a materially adverse effect on the business, financial condition, results of operations, and cash flows.

Laws and Regulations Governing International Business Operations Could Adversely Impact Our Company.

The US Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and the Bureau of Industry and Security at the US Department of Commerce (“BIS”) administer certain laws and regulations that restrict US persons and, in some instances, non-US persons, in conducting activities, transacting business with, or making investments in certain countries, governments, entities and individuals subject to US economic sanctions.

Our international operations subject us to these laws and regulations, which are complex, restrict business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced, or interpreted in a manner that materially impacts our operations. From time to time, certain subsidiaries have limited business dealings in countries subject to comprehensive sanctions.

Although we have not yet done so, we may sell products, and may provide related services, to distributors and other purchasing bodies in such countries. As stated, these business dealings represent no amounts currently to our consolidated revenues and income but if we engage in such selling efforts, it could expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

General Risk Factors

The Company’s Success Depends on Its Executive Management and Other Key Personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on the Company. The availability of highly qualified talent is limited and the competition for talent is robust. However, the Company provides long-term equity awards and certain other benefits for its executive officers which provides incentives for them to make a commitment to the Company. The Company’s future success will depend on its ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on the Company’s operations and implementation of its strategic plan.

Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

The Company’s success depends in part on the ability of its businesses to proactively attract, motivate, and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect the Company’s operating results or its ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect the Company’s operating results or its ability to operate or grow the business.

Risks Related to our Management and Control Persons

Our largest shareholder, CWR, has substantial control over us and our policies and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

CWR, our largest shareholder, owns approximately 83% of the outstanding shares of common stock and owns all of the outstanding shares of Series A Preferred Stock.

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Each share of Series A Preferred Stock is entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 20 votes, including the election of directors. The total voting power outstanding in the company is approximately 119,138,049 votes, including 109,138,049 common shares outstanding with one vote per share, and 500,000 shares of Series A Preferred Stock with 20 votes per share or 10,000,000 votes. CWR thus has power over approximately 100 million of the 119,138,049 total votes, or approximately 84.3% of the total votes.

By virtue of its ownership of common stock and preferred stock, CWR is therefore able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. It could prevent transactions, which would be in the best interests of the other shareholders. CWR’s interests may not necessarily be in the best interests of the shareholders in general.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Although we intend to so obtain D&O insurance, without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our Officer and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

If we lose the services of our officers and key personnel and fail to replace them if they depart, we could experience a negative effect on our ability to implement any future business plans and on our stock price. The loss and our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our future business, operating and financial results and stock price.

Risks Relating to our Common Stock

We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We may be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders but with the aim to increase overall value for all shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Pink Market under the symbol, “TRFE.” The market price of our common stock is likely to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including:

●	any business combination we identify and enter into

●	government regulation of our Company and operations.

●	the establishment of partnerships.

●	intellectual property disputes.

●	additions or departures of key personnel.

●	sales of our common stock.

●	our ability to integrate operations, technology, products and services.

●	our ability to execute our business plan.

●	operating results below expectations.

●	loss of any strategic relationship.

●	industry developments.

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of April 12, 2024, a total of 109,138,049 shares of our common stock were outstanding. Of those shares, only approximately 250,000 are currently without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

We have never declared or paid any cash dividends or distributions on our capital stock.

We have never declared or paid any cash dividends or distributions on our capital stock. While we may not anticipate paying a dividend in the short-term and we currently intend to retain short-term earnings for growth, we may do so in the medium to long-term future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be timely made and set at expected performance levels and could affect the price of our shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Risks Relating to Our Company and Industry

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in our industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

In the event that we are unable to successfully compete in our industry, we may see lower profit margins

We face substantial competition in our industry. Due to our smaller size, it can be assumed that some of our competitors have greater financial, technical, and other competitive resources. Accordingly, these competitors may have already begun to establish superior technologies in our industry. We will attempt to compete against these competitors by developing technology that exceed what is offered by our competitors. However, we cannot assure you that our technology will outperform competing technology, or that our competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

●	Lower than projected revenues;

●	Price reductions and lower profit margins.

Any one of these results could adversely affect our business, financial condition, and results of operations.

In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

●	the potential loss of key employees of acquired companies;

●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Since the Transaction in December 2023 and as a result of the suspension of our operations relating to the Pre-Existing Business, we have no ongoing operations, activities or full-time employees. We currently use third-party vendors and service providers for legal, accounting, executive services and other activities. We do not currently use a third-party sub-contractor to manage Information Technology (IT) issues, including with respect to protection against, detection, and response to cyberattacks, and have not adopted an Information Technology Policy as a result of our size and the status of our operations.

We believe that our third-party vendors and service providers have their own respective cybersecurity protocols which our management believes to be adequate for protecting any of the Company’s data that might be in their possession from time to time.

Our sole executive officer and director is responsible for assessing and managing cybersecurity risks, but he does not have specific cybersecurity expertise. We believe that once the Company commences operations, cybersecurity will represent an important component of the Company’s overall approach to risk management and oversight.

Cybersecurity threats, have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while its operations are suspended. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact us by causing a disruption to our operations, if any, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business, if any, and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including its their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

Item 2. Description of Property.

Our principal executive offices are located at 10940 Wilshire Boulevard, Suite 705, Los Angeles, CA 90024, which is used by affiliates of CWR. We do not pay any rent or lease payments to CWR or its affiliates for use of the facilities at this time.

We do not own any property. We believe that our properties are adequate for our current needs, but growth may require larger facilities in the event of the addition of personnel.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is qualified for quotation on the OTC Markets- OTC Pink under the symbol “TRFE” and has been quoted on the OTC Pink for over 10 years. There is currently only a limited trading market in our shares and we believe that to be the case for approximately the last 10 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Holders

As of April 12, 2024, we had approximately 196 shareholders of record of common stock per our transfer agent’s shareholder list with others being held in street name.

Dividends

We have never declared or paid cash dividends on our common stock and we do not anticipate paying cash dividends on common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, debt covenants in place, and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information Table

The Company does not currently have an equity compensation plan in place.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We were incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to HealthMed Services, Ltd. The Company had no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 was considered to be in the development stage.

On April 16, 2021, Fastbase, Inc., a Nevada corporation (“Fastbase”), and SCI Inc. entered into a Share Purchase Agreement with Mr. James Shipley, the owner 50,000,000 shares of Series A Convertible Preferred Stock in Trustfeed Corp., for the purchase of 4,750,000 shares of Series A Convertible Preferred Stock for cash consideration of $108,200 USD. Mr. Shipley agreed to cancel 45,000,000 shares in the process. The transaction closed on April 21, 2021.

On the same date, Mr. Shipley, the Company’s then majority shareholder, officer and director, resigned as President, Secretary, Treasurer, and Director of the Company at which time Rasmus Refer, the CEO of Fastbase, Inc., was appointed to these positions.

On September 14, 2021, Trustfeed Corp. entered into a Contribution Agreement (the “Contribution Agreement”) with Fastbase for the acquisition of certain assets of Fastbase in exchange for shares of super voting preferred stock in the Company. The assets were associated with Fastbase’s review platform giving access to value information about products, which includes proprietary software to crawl, organize, verify, with A.I. rendering, algorithms to do data mining, and an A.I. rendering database of companies, websites, contacts and approximately 500,000 products descriptions. The Company paid for the assets contributed by issuing to Fastbase 45,000,000 shares of the Company’s Series A Convertible Preferred Stock. As a result of these transactions, there was a change in control of the Company and Fastbase acquired voting control over all aspects of the Company, including the election of directors, and other corporate actions of the Company that require shareholder approval.

On September 2, 2022, Trustfeed Corp. conducted a reverse split in which each shareholder was issued one common share in exchange for every two thousand common shares of their then-currently issued common stock. On the market effective date of the reverse split, September 2, 2022, there were a total of 266,157 issued and outstanding shares of common stock. In addition to the reverse split, the Company changed its name to Trustfeed Corp.

On October 26, 2022, Fastbase requested that the board of directors cancel and return to unissued capital stock, the remaining shares of its Series A Convertible Preferred Stock, such that it would hold 500,000 shares of Series A Convertible Preferred Stock after the transaction. On November 4, 2022, Trustfeed cancelled all outstanding shares of Series A Preferred Stock, save 500,000 shares of Series A Convertible Preferred Stock which were outstanding and then held by Fastbase.

Also on November 4, 2022:

●	Trustfeed reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. Trustfeed also reduced the authorized shares of preferred stock, par value $0.001 per share, from 75,000,000 shares to 500,000 shares. As of November 4, 2022, Trustfeed had authorized 295,000,000 shares of common stock and 500,000 shares of preferred stock, each with par value of $0.001 per share.

●	Trustfeed amended and restated its Certificate of Designation for the Series A Preferred Stock to reduce the number of authorized shares of preferred stock designated and available from 50,000,000 shares to 500,000 shares, with the same conversion ratio of 20 shares of common stock for every share of Series A Preferred Stock.

●	Trustfeed filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred stock are the Company’s Series A Preferred Stock.

Historically, Trustfeed was in the business of acquiring, leasing, and licensing growers for the cultivation and production (processing and distribution of cannabis and cannabis-related products within an incubator environment). The Company was also in the business of renewable fresh water and real estate. As a result of the change in ownership of the Company in 2021 by Fastbase, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

However, effective as of December 29, 2023 in accordance with a Stock Purchase Agreement, Fastbase, the then record and beneficial owner of (i) 90,437,591 shares of Common Stock of the Company, representing approximately 83% of the Company’s issued and outstanding Common Stock (the “Common Shares”), and (ii) 500,000 shares of the Series A Convertible Preferred Stock, par value $.001 per share, of the Company, representing 100% of the Company’s issued and outstanding shares of Preferred Stock (the “Preferred Shares” and, with the Common Shares, the “Transferred Shares”), sold the Transferred Shares to CWR 1, LLC, a Delaware limited liability Company (“CWR”) for aggregate consideration of $350,000 (collectively referred to as the “Transaction”). Additionally, Rasmus Refer, the Company’s then Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer) and Chairman and sole member of the Company’s Board of Directors (the “Board”), resigned from all director (as of February 12, 2024), officer and employment positions with the Company and its subsidiaries.

Also as of December 29, 2023, the size of the Board was increased from one director to two directors and Brett Rosen was appointed as a director to fill the vacancy, to serve as director until the next annual meeting of stockholders of the Company, subject to his prior resignation or removal, and until his successor is duly elected and qualified, and Mr. Rosen was appointed President, Chief Financial Officer, Secretary and Treasurer of the Company.

Upon the consummation of the Transaction on December 29, 2023, the Company experienced a change in control. The Transaction and related transactions had the following consequences:

●	New management anticipates entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may currently be owned by affiliates of management.

●	The Company’s new management will be evaluating the Company’s Pre-Existing Business as part of these possible future transactions, and in the meantime, has suspended our operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

Revenues

The Company had no revenues for the fiscal year ended December 31, 2023, as compared with $34,526 in revenue for the fiscal year ended December 31, 2022. The revenue in 2022 was from database services. The Company does not expect to have significant revenues until it is able to raise capital to increase the distribution and demand for our database and services. If the Company is able to obtain funding, it plans to engage in partnerships with larger marketing agencies and influencers to create attention to the Company’s platform.

Operating Expenses

Operating expenses increased to $269,830 for the fiscal year ended December 31, 2023, from $215,979 for the fiscal year ended December 31, 2022. Our operating expenses for the fiscal year ended December 31, 2023, consisted mainly of programming fees of $87,361, consulting fees of $64,366 and professional fees of $67,082. In comparison, our operating expenses for the fiscal year ended December 31, 2022, consisted mainly of professional fees of $12,210 and transfer agent fees of $11,163.

We believe our general and administrative expenses will increase over time as we advance our programs, requiring additional investments in headcount, facilities and other general and administrative operating activities to support our growth, and as we continue to incur expenses associated with public-company compliance.

Other Expenses

We had other expenses of $146,617 for the fiscal year ended December 31, 2023, as compared with other income of $329 for the fiscal year ended December 31, 2022. Our other expenses for the fiscal year ended December 31, 2023 consisted mainly of forgiveness of receivable - related party of $146,617 and foreign currency loss of $53.

Net Loss

We recorded a net loss of $416,500 for the fiscal year ended December 31, 2023, as compared with a net loss of $181,124 for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had total current assets of approximately $244 and total current liabilities of $13,783. We had a working capital deficit of $13,539 as of December 31, 2023, as compared to working capital of $186,769 as of December 31, 2022.

Net cash used by operating activities was $371,864 for the fiscal year ended December 31, 2023, as compared with $40,934 cash used for the fiscal year ended December 31, 2022. Our negative operating cash flow for both periods was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $146,489 in cash for the fiscal year ended December 31, 2023, as compared with $266,553 for the fiscal year ended December 31, 2022. Our positive financing cash flow for 2023 mainly consisted of advances from the issuance of common stock of $216,192, partially offset by payments of related party debt of $112,267.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023, the Company had $244 cash on hand. At December 31, 2023, the Company has an accumulated deficit of $1,398,333. For the fiscal year ended December 31, 2023, the Company had a net loss of $417,500, and cash used in operations of $371,864. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital for sales and marketing in order to increase the distribution and demand for our database and marketing of our platform, and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. As of December 31, 2023, we have an accumulated deficit of $1,283,548.

As a result of the foregoing, we are unable to fully implement our business plan without raising additional capital, if at all, and these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting, by: (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have one director serving on our Board. The following table lists the name, age and position of the individual who serves as the sole director of the Company, as of April 12, 2024:

Name	Age	Position
Terrence M. Tierney	62	President, Chief Financial Officer, Secretary, Treasurer and Director

Terrence M. Tierney, President, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Tierney has over 30 years of senior level management experience in both the private and public sectors. From September 2020 to present, Mr. Tierney has served as President of Profesco, Inc., a business management consulting firm focused on corporate strategy, reorganization plans, SEC compliance and tax qualified not-for-profit public charities (501c3). From October 2018, until August 2020, Mr. Tierney was the Corporate Secretary and Chief Administrative Officer of MJ Holdings, Inc., an OTC-markets listed public company. Mr. Tierney has also previously served as the Managing Director of Building for America’s Bravest, a joint venture program between the Gary Sinise Foundation and the Stephen Siller Tunnel to Towers Foundation that builds custom designed “smart homes” for severely wounded U.S. military personnel. Mr. Tierney earned a Bachelor of Science degree in Aeronautics/Professional Pilot from St. Louis University and was awarded a Juris Doctor degree from New York Law School in 1992.

Executive Officers

Following is the name, age and other information for sole executive officer, as of April 12, 2024. All company officers are or have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Terrence M. Tierney, our President, Chief Financial Officer, Secretary, Treasurer and Director, is set forth above under “Board of Directors.”

Name	Age	Position
Terrence M. Tierney	62	President, Chief Financial Officer, Secretary, Treasurer and Director

Committees of the Board of Directors

Presently, the Board does not have any standing committees.

Audit Committee

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

We do not currently have an Audit Committee. In the absence of a separate audit committee, our Board will function as the audit committee and performs the same functions of an audit committee.

The Board intends to form an audit committee and adopt a charter therefor.

Compensation Committee

The function of the compensation committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

We do not currently have a Compensation Committee. In the absence of a separate compensation committee, our Board will function as the compensation committee. Historically, the Company has never used a compensation consultant.

The Board intends to form a compensation committee and adopt a charter therefor.

Nominating Committee

The function of the nominating committee is to review and nominate individuals for the Board to appoint as directors of the Company.

We do not currently have a Nominating Committee. In the absence of a separate nominating committee, our Board will function as the nominating committee. The Board has not adopted a formal policy concerning the nomination of directors or consideration of director candidates recommended by our security holders. The Company will identify potential nominees from individuals known to its directors and officers who had knowledge and experience relevant to the Company’s business.

The Board intends to form a nominating committee and adopt a charter therefor.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the current needs of the Company. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This permits our Board the flexibility to establish the most appropriate structure for the Company as the need arises.

Our directors are involved in the general oversight of risks that could affect our Company and the iteration of our Board following the Transaction will continue to evaluate our leadership structure and modify such structure as appropriate based on our size, resources and operations.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is attached as an exhibit to this Annual Report on Form 10-K. There were no substantive amendments or waivers to this code in 2023.

Section 16(a) Reports

Section 16(a) of the Securities Act, requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on our review of the copies of such forms received by us, and to the best of our knowledge, neither Mr. Refer nor Mr. Brett Rosen, both former officers of the Company, timely filed their Form 3 disclosing their initial beneficial ownership.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Brett Rosen	2023	-	-	-	-	-	-	-
Former President, Chief Financial Officer, Secretary, Treasurer and Director(1)	2022	-	-	-	-	-	-	-

Rasmus Refer	2023			-
Former CEO and Chairman(2)	2022	-	-	-	-	-	-	-

(1)	Mr. Rosen was appointed to such positions on and as of December 29, 2023, and resigned from all executive, employment and director positions effective as of March 21, 2024.

(2)	Mr. Refer resigned from all executive and employment positions on and as of December 29, 2023, and resigned from his director position as of February 12, 2024.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers received or holds any equity awards as of the end of the fiscal year ended December 31, 2023.

Limits on Liability and Indemnification

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provide that the Company will indemnify its officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Director Compensation

None of our directors received any compensation for their services to the Company during the fiscal years ended December 31, 2023 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of April 12, 2024, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of April 12, 2024. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 109,138,049 shares of common stock issued and outstanding, and 500,000 shares of Series A Preferred Stock issued and outstanding, each of which convert into twenty shares of common stock, as of April 12, 2024. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of April 12, 2024, are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Trustfeed Corp., 10940 Wilshire Boulevard, Suite 705, Los Angeles, CA 90024.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Brett Rosen (1)(2)	-	-
CWR 1, LLC (1)(2)	100,437,591	84.30%
Daniel Gordon (2)(3)(4)	100,437,591	84.30%
Terrence M. Tierney	-	-
All directors and executive officers as a group (1 person)	-	-

(1)	Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he is no longer affiliated with CWR.
(2)	Represents 90,437,591 shares of common stock and 10,000,000 shares of common stock underlying 500,000 Series A Preferred Stock owned by CWR.
(3)	CWR is an affiliate of Daniel Gordon and of GLD Partners, LP. (“GLDLP”)
(4)	Daniel Gordon is the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Fastbase, Inc., which is controlled by Mr. Refer, sold 90,437,591 shares of our common stock and 500,000 shares of our preferred stock to CWR for $350,000, leaving Mr. Refer with beneficial ownership of 3,855,000 shares of our common stock.

The former president of CWR, the owner of 90,437,591 shares of our common stock and 500,000 shares of our preferred stock as of the closing of the Transaction, is Brett Rosen, our former President, Chief Financial Officer, Secretary and Treasurer, and a director. Mr. Rosen is no longer affiliated with CWR. Furthermore, CWR is an affiliate of GLDLP.

New management anticipates entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may currently be owned by affiliates of management. The Company’s new management has suspended, and is evaluating, the Company’s existing business as part of these possible future transactions.

From time to time, affiliates of CWR and GLDLP have funded the Company’s expenses, including expenses incurred by it as a result of being a public company. Since the Transaction through April 12, 2024, such affiliates have funded an aggregate of $7,500 of such expenses, which GLDLP expects to be repaid by the Company.

Other than as set forth above, as of the consummation of the Transaction, there are no related party transactions between the Company and any of the newly appointed officers or directors that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Until we have a separate audit committee, our Board will review all related party transactions. In reviewing and approving related party transactions, the Board will consider, among other things, the relationship of the parties to the Board and the Company in determining that the terms of the related party transactions were consistent with an arms-length transaction and were in the best interests of the Company and our stockholders. In making this determination, the Board will consider the independence of the Company’s management and the Company’s counsel in negotiating the terms of the related party transactions, the overall independence of the Board in reviewing and approving the terms of the related party transactions, the conformity of the terms of the related party transactions with similar deals in the industry and the needs of the Company in relation to funding its ongoing operations. We do not have a written policy regarding specific standards for the consideration of related party transaction, but instead rely upon the expertise of our Board and each director’s independence in making a determination that is in the best interests of the Company and our stockholders. Subsequent to the Transaction, our Board intends to consider adopting such a policy.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, we do not have any independent directors.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board has selected the independent accounting firm of GreenGrowth CPAs, to audit the accounts of the Company for the year ending December 31, 2023.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2022 and 2023, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2023	2022
Audit Fees (1)	$20,000	$5,000
Tax Fees	-	-
All Other Fees	-	-

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.

Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.

Pre-Approval Policies and Procedures

The Board has not yet adopted policies and procedures for pre-approving all services (audit and non-audit) performed by our independent auditors. However, the Board expects that when it appoints an Audit Committee, it will do so and in accordance with any such planned policies and procedures, the Audit Committee would be required to pre-approve all audit and non-audit services to be performed by the independent auditors in order to assure that the provision of such services is in accordance with the rules and regulations of the SEC and does not impair the auditors’ independence. Under any such planned policy, pre-approval would generally be provided up to one year and any pre-approval would be detailed as to the particular service or category of services and would be subject to a specific budget. In addition, the Audit Committee may pre-approve additional services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are hereby incorporated by reference.

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Contribution Agreement, dated September 14, 2021 (3)
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
4.5	Bylaws (1)
10.1*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc.(4)
14.1	Code of Ethics (3)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on June 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2024

Item 16. Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trustfeed Corp.

/s/ Terrence M. Tierney
Terrence M. Tierney
President and Chief Executive Officer
Dated: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence M. Tierney	President, Chief Executive Officer and Director	April 15, 2024
Terrence M. Tierney	(Principal Executive, Financial and Accounting Officer)

TRUSTFEED CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Trustfeed Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trustfeed Corp. (the Company) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has a net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts payable and accrued liabilities (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their intent to meet the obligations through raising additional capital while it identifies and completes a planned acquisition of an Operating Business. However, there is no guarantee the Company will acquire an Operating Business or that, in the event it does acquire an Operating Business, it will generate sufficient revenues or raise capital to continue operations.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding the Company’s intentions and ability to provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to manage expenditures, acquiring and operating business, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the Company’s ability to: (i) acquiring and operating business (ii) manage expenditures, and (iii) obtain loans from related and unrelated parties.

April 15, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

Balance Sheets

ASSETS	December 31, 2023	December 31, 2022
Current assets
Cash	244	225,619
Accounts receivable	-	30,000
Prepaid expenses	-	5,865
Total current assets	244	261,484

Total assets	$244	$261,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	13,783	5,012
Due to related party	-	69,703
Total current liabilities	13,783	74,715

Total liabilities	13,783	74,715

Stockholders’ deficit
Series A Preferred stock, par value $.001; 500,000 shares authorized; 500,000 and 500,000 issued and outstanding as of December 31, 2023 and 2022, respectively.	500	500
Common stock; $0.001 par value; , 295,000,000 shares authorized; 109,138,049 and 107,582,614 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	109,138	107,582
Additional paid-in capital	1,275,156	1,023,476
Stock payable	-	37,044
Accumulated deficit	(1,398,333)	(981,833)
Total stockholders’ deficit	(13,539)	186,769

Total liabilities and stockholders’ deficit	$244	$261,484

The accompanying notes are an integral part of these audited financial statements.

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2023	December 31, 2022
Revenue	-	34,526

Cost of Good Sold	-	-

Gross Profit	-	34,526

Operating expenses
General and administrative	269,830	215,979
Total operating expenses	269,830	215,979

Loss from operations	(269,830)	(181,453)

Other expense
Interest income	-	138
Foreign currency gain (loss)	(53)	191
Forgiveness of receivable - related party	(146,617)	-
Total other income (expense)	(146,670)	329

Net loss	$(416,500)	$(181,124)

Net loss per common share: basic and diluted	$(0.02)	$(0.00)
Basic weighted average common shares outstanding	17,429,854	452,543,027

The accompanying notes are an integral part of these audited financial statements.

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

Statements of Shareholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2021	500,000	500	313,577	314	714,749	-	(800,709)	(85,146)
Return and cancellation of common stock	-	-	(4,750)	(5)	5	-	-	-
Net loss	-	-	-	-	-	-	(181,124)	(181,124)
Balance, December 31, 2022	500,000	500	107,582,614	107,582	1,023,476	37,044	(981,833)	186,769
Common stock issued for cash	-	-	1,555,435	1,556	251,680	(37,044)	-	216,192
Net loss	-	-	-	-	-	-	(416,500)	(416,500)
Balance, December 31, 2023	$500,000	$500	$109,138,049	$109,138	$1,275,156	$-	$(1,398,333)	$(13,539)

The accompanying notes are an integral part of these audited financial statements.

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

Statements of Cash Flows

	For the year ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net loss	$(416,500)	$(181,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt	20,000	-
Stock-based compensation	-	173,995
Changes in assets and liabilities
Accounts receivable	10,000	(30,000)
Prepaid expenses	5,865	(5,865)
Accounts payable	8,771	2,060
Net cash used in operating activities	(371,864)	(40,934)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	216,192	229,544
Proceeds from related party debt	42,564	37,009
Payment of related party debt	(112,267)	-
Net cash from financing activities	146,489	266,553

Net increase (decrease) in cash	(225,375)	225,619

Cash, beginning of period	225,619	-

Cash, end of period	$244	$225,619

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash investing and financing transactions
Return and cancellation of common stock	$-	$95,000
Forgiveness of receivable – related party	$146,617	$-

The accompanying notes are an integral part of these audited financial statements.

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

Trustfeed Corp. (“the Company”) was incorporated in the State of Nevada on September 14, 2000, as Telemax Communications, Inc. On July 14, 2003, the Company changed its name to HealthMed Services, Ltd. The Company suspended its operations as a result of the Change of Control Transaction (defined below), and in accordance with Accounting Standards Codification (ASC) Topic 915 is considered to be in the development stage.

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

On September 23, 2022, the Company changed its name to Trustfeed Corp. and its ticker to TRFE, and the Company acquired assets and became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

On December 29, 2023, in accordance with a Stock Purchase Agreement, Fastbase, the then record and beneficial owner of (i) 90,437,591 shares of Common Stock of the Company, representing approximately 83% of the Company’s issued and outstanding Common Stock, and (ii) 500,000 shares of the Series A Convertible Preferred Stock of the Company, representing 100% of the Company’s issued and outstanding shares of Preferred Stock (clauses (i) and (ii), collectively, the “Transferred Shares”), sold the Transferred Shares to CWR 1, LLC, a Delaware limited liability Company (“CWR”) for aggregate consideration of $350,000 (the “Change of Control Transaction”). Additionally, Rasmus Refer, the Company’s then Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer) and Chairman and sole member of the Company’s Board of Directors, resigned from all director, officer and employment positions with the Company and its subsidiaries.

Also as of December 29, 2023, the size of the Board was increased from one director to two directors and Brett Rosen was appointed as a director and President, Chief Financial Officer, Secretary and Treasurer of the Company.

Upon the consummation of the Change of Control Transaction on December 29, 2023, the Company experienced a change in control. The Change of Control Transaction and related transactions had the following consequences:

●	New management anticipates entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may currently be owned by affiliates of management (any of which, an “Operating Business”).

●	The Company’s new management will be evaluating the Company’s Pre-Existing Business as part of these possible future transactions with an Operating Business, and in the meantime, has suspended the Company’s operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective as of March 21, 2024, subsequent to the Balance Sheet date, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company only records revenue when collectability is probable.

Fair value of financial instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

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

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2023 and 2022.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023, the Company had $224 cash on hand. At December 31, 2023, the Company has an accumulated deficit of $1,398,333. For the year ended December 31, 2023, the Company had a net loss of $416,500, and cash used in operations of $371,864. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital while it identifies and completes a planned acquisition of an Operating Business. However, there is no guarantee the Company will acquire an Operating Business or that, in the event it does acquire an Operating Business, it will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent accounting pronouncements

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from related party

During the year ended December 31, 2023, the Company made advances to a shareholder totaling $40,000 and received repayments totaling $2,568. On September 30, 2023, the Company’s Board of Directors approved the forgiveness of the receivable. The balance of the receivable in the amount of $37,432 was recorded to Forgiveness of receivable – related party.

During the year ended December 31, 2023, the Company made advances to a company commonly controlled by a director of the Company totaling $113,882. The advances have 0% interest and are due upon demand. During the year ended December 31, 2023, the Company borrowed $4,697 from a shareholder for payment of operating expenses and repaid $67,568 of advances to the same shareholder from the prior period. On December 1, 2023, the Board of Directors forgave the entire balance of the note and the net receivable balance of $109,185, was recorded to Forgiveness of receivable – related party.

NOTE 5 – INCOME TAXES

For the years ended December 31, 2023 and 2022, the cumulative net operating loss carry-forward from continuing operations is approximately $1,398,333 and $981,833, respectively, and will expire beginning in the year 2032.

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of December 31, 2023 and 2022:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$293,650	$206,185
Valuation allowance	(293,650)	(206,185)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,398,333 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of December 31, 2023 and 2022. On November 4, 2022, the Company reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. On June 3, 2022, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per two thousand pre-split shares (1:2,000) . The reverse split was approved by FINRA on September 2, 2022.

The Company had 109,138,049 and 107,582,614 issued and outstanding shares of common stock as of December 31, 2023 and 2022, respectively.

The Company also has 500,000 authorized shares of preferred stock with a par value of $0.001, which the Company has designated as Series A Preferred Stock. On November 4, 2022, the Company reduced its authorized shares of preferred stock from 50,000,000 shares to 500,000 shares. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder at a rate of 30% of the market price of the stock based on a 10 day average trading price of the common stock. In addition, the holders of the Series A Preferred have voting rights equal to 20 votes for each Preferred share held. As of December 31, 2023 and 2022, 500,000 and 500,000 shares of Series A Preferred stock are issued and outstanding, respectively.

On November 4, 2022, the Company filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the filings, the only designated and outstanding shares of preferred stock are the Company’s Series A Preferred Stock.

During the year ended December 31, 2023, the Company issued 1,555,435 shares of common stock for cash proceeds of $253,236, of which $37,044 had been received in a prior period.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2023, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

