Form 10-Q
period 2024-03-31
Trustfeed Corp.
filed 2024-05-15
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 000-56555

Trustfeed Corp.

(Exact name of Registrant as specified in its charter)

Nevada	86-1006313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10940 Wilshire Blvd. Suite 705

Los Angeles, CA 90024

(Address of principal executive offices)

(213) 616-0011

(Registrant’s telephone number, including area code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:109,138,049 common shares as of May 14, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2024 and December 31, 2023;

F-2	Statements of Operations for the three months ended March 31, 2024 and March 31, 2023;

F-3	Statements of Stockholders’ Equity for the three months ended March 31, 2024 and March 31, 2023;

F-4	Statements of Cash Flow for the three months ended March 31, 2024 and March 31, 2023;

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024, are not necessarily indicative of the results that can be expected for the full year.

3

TRUSTFEED CORP

(formerly HEALTHMED SERVICES, LTD.)

BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023

ASSETS
Current assets
Cash	244	244
Total current assets	244	244

Total assets	$244	$244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	29,682	13,782
Due to related party	53,125
Total current liabilities	82,807	13,782

Total liabilities	82,807	13,782

Stockholders’ deficit
Series A Preferred stock, par value $.001; 500,000 shares authorized; 500,000 and 500,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	500	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 109,138,049 and 108,517,979 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	109,138	109,138
Additional paid-in capital	1,275,156	1,275,156
Accumulated deficit	(1,467,357)	(1,398,333)
Total stockholders’ deficit	(82,563)	(13,539)

Total liabilities and stockholders’ deficit	$244	$244

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENT OF OPERATIONS

	For the three months ended
	March 31, 2024	March 31, 2023

Revenue	-	-

Cost of Good Sold	-	-

Gross Profit	-	-

Operating expenses
General and administrative	69,024	89,806
Total operating expenses	69,024	89,806

Loss from operations	(69,024)	(89,806)

Other expense
Total other income (expense)	—	-

Net loss	$(69,024)	$(89,806)

Net loss per common share: basic and diluted	$(0.0006)	$(0.0008)
Basic weighted average common shares outstanding	109,138,049	108,517,979

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit
Balance, December 31, 2022	500,000	500	107,582,614	107,582	1,023,476	37,044	(981,833)	186,769
Common stock issued for cash	-	-	935,365	936	139,395	(30,139)	-	110,192
Net loss	-	-	-	-	-	-	(89,806)	(89,806)
Balance, March 31, 2023	500,000	500	108,517,979	108,518	1,162,871	6,905	(1,071,639)	207,155
Common stock issued for cash	-	-	46,900	47	6,858	(6,905)	-	-
Net loss	-	-	-	-	-	-	(90,958)	(90,958)
Balance, June 30, 2023	500,000	500	108,564,879	108,565	1,169,729	-	(1,162,597)	116,197
Common stock issued for cash	-	-	573,170	573	105,427	-	-	-
Net loss	-	-	-	-	-	-	(108,142)	(2,142)
Balance, September 30, 2023	500,000	500	109,138,049	109,138	1,275,156	-	(1,270,739)	114,055
Common stock issued for cash	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(127,594)	(127,594)
Balance, December 31, 2023	500,000	$500	109,138,049	109,138	1,275,156	-	(1,398,333)	(13,539)
Common stock issued for cash
Net loss							(69,024)	(69,024)
Balance, March 31, 2024	500,000	$500	109,138,049	109,138	1,275,156	-	(1,467,357)	(82,563)

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

STATEMENTS OF CASH FLOWS

MARCH 31, 2024

(Unaudited)

	For the three months period ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net loss	$(69,024)	$(89,806)
Changes in assets and liabilities
Accounts receivable	-	10,000
Prepaid expenses	-	1,810
Due from related party	53,125
Accounts payable	15,899	4,970
Net cash used in operating activities	-	(73,026)

Cash Flows from Financing Activities

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	-	110,192
Proceeds from related party debt	-	550
Payment of related party debt	-	(65,000)
Net cash from financing activities	-	45,742

Net increase (decrease) in cash	-	(27,284)

Cash, beginning of period	244	225,619

Cash, end of period	$244	$198,335

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

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

Upon the consummation of the Transaction on December 29, 2023, the Company experienced a change in control. The Transaction and related transactions had the following consequences:

●	New management anticipates entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may currently be owned by affiliates of management.

●	The Company’s new management will be evaluating the Company’s Pre-Existing Business as part of these possible future transactions, and in the meantime, has suspended operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney.

The Company’s address is 10940 Wilshire Boulevard, Suite 705, Los Angeles, CA 90024.

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

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of March 31, 2024, and March 31, 2023.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company only records revenue when collectability is probable and associated taxes are owed.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2024, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2024, and March 31, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2024, the Company had $244 cash on hand. At March 31, 2024, the Company has an accumulated deficit of $1,467,357. For the three months ended March 31, 2024, the Company had a net loss of $69,024, and cash used in operations of $0. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in other potential business opportunities including a business combination with a third-party. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - OTHER

Recent accounting pronouncements

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to related party

During the three months ended March 31, 2024, the Company borrowed $53,125 from a shareholder for payment of operating expenses. The advances have 0% interest and are due upon demand. As of March 31, 2024, and March 31, 2023, the Company had amounts due to related party of $53,125 and $5,253 respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock with a par value of $0.001 as of March 31, 2024, and December 31, 2023. On November 4, 2023, Trustfeed reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. On June 3, 2023, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per two thousand pre-split shares (1:2,000) at a time and exact ratio amount the Board of Directors deems appropriate. On March 2, 2023, FINRA approved a 1-for-2,000 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company had 109,138,049 and 108,517,979 issued and outstanding shares of common stock as of March 31, 2024 and December 31, 2023, respectively. The net loss per share is ($0.0006) as of March 31, 2024, and ($0.0008) as of March 31, 2023.

The Company also has 500,000 authorized shares of preferred stock with a par value of $0.001 of which the Company has designated 500,000 shares as Series A Preferred Stock as of March 31, 2024 and December 31, 2023. On November 4, 2023, Trustfeed reduced its authorized shares of preferred stock, par value $0.001 per share, from 50,000,000 shares to 500,000 shares. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder into fully paid and non-assessable shares of common stock at the rate of 20 shares of common stock for each share held. In addition, the holders of the Series A Preferred shares have voting rights equal to 20 votes for each Preferred share held. As of March 31, 2024 and December 31, 2023, 500,000 and 500,000 shares of Series A Preferred stock are authorized, issued and outstanding.

On November 4, 2023, Trustfeed filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred. stock are the company’s Series A Preferred Stock. No shares of Series B Preferred stock or Series C Preferred Stock are authorized, issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2024, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;
●	legislative or regulatory changes concerning platforms with data about companies;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our operations and uncertainties related to our business plan and business strategy;
●	changes in economic conditions;
●	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
●	competition; and
●	cybersecurity concerns.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Registration Statement on Form 10 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in each case under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023

Revenues

The Company had no revenues for the three months ended March 31, 2024 and March 31, 2023. The Company does not expect to have significant revenues until it is able to raise sufficient capital to fund a potential business combination with a third-party.

Operating Expenses

Operating expenses decreased to $69,024 for the three months ended March 31, 2024, from $89,806 for the same period ended March 31, 2023.

Our operating expenses for the three months ended March 31, 2024, consisted mainly of accounting and filing fees of $58,547. In comparison, our operating expenses for the three months ended March 31, 2023, consisted mainly of programing fees of $25,833 and consulting fees of $24,000.

Net Loss

We recorded a net loss of $69,024 for the three months ended March 31, 2024, as compared with a net loss of $89,806 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $244 and total current liabilities of $82,807. We had working capital of $(82,563) as of March 31, 2024, as compared with $(13,539) as of December 31, 2023.

Net cash used by operating activities was $0 for the three months ended March 31, 2024, as compared with $73,026 cash used for the three months ended March 31, 2023. Our negative operating cash flow for the three months ended March 31, 2023, was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $0 in cash for three months ended March 31, 2024, as compared with $45,742 for the three months ended March 31, 2023. Our financing cash flow for 2024 mainly consisted of proceeds from related party debt and for 2023 it consisted of proceeds from the issuance of common stock.

We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital for ongoing operating expenses. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to obtaining additional capital.

Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. As of March 31, 2024, we have an accumulated deficit of $l,467,357. We may not be able to continue as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2024, the Company had $244 cash on hand. At March 31, 2024, the Company has an accumulated deficit of $1,467,357 For the three months ended March 31, 2024, the Company had a net loss of $69,024 and net cash used in operating activities of $0. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in other potential business opportunities including a business combination with a third-party. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K filed on April 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on June 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trustfeed Corp.

Date:	May 15, 2024

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	Interim President, Interim Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

