Form 10-Q
period 2024-06-30
Trustfeed Corp.
filed 2024-08-14
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:109,138,049 common shares as of August 9, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2024, and December 31, 2023 (audited).

F-2	Statements of Operations for the three and six months ended June 30, 2023, and 2024.

F-3	Statements of Stockholders’ Deficit for the three months ended June 30, 2023, and the three and six months ended June 30, 2024.

F-4	Statements of Cash Flows for the six months ended June 30, 2024, and June 30, 2023.

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024, are not necessarily indicative of the results that can be expected for the full year.

3

TRUSTFEED CORP

(formerly HEALTHMED SERVICES, LTD.)

BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash	294	244
Total current assets	294	244

Total assets	$294	$244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	22,802	13,782
Due to related party	80,171
Total current liabilities	102,973	13,782

Total liabilities	102,973	13,782

Stockholders’ deficit
Series A Preferred stock, par value $.001; 500,000 shares authorized; 500,000 and 500,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	500	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 109,138,049 and 109,138,049 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	109,138	109,138
Additional paid-in capital	1,275,156	1,275,156
Accumulated deficit	(1,487,473)	(1,398,333)
Total stockholders’ deficit	(102,679)	(13,539)

Total liabilities and stockholders’ deficit	$294	$244

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENT OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	-	-	-	-

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
General and administrative	20,116	90,958	89,140	180,764
Total operating expenses	20,116	90,958	89,140	180,764

Loss from operations	(20,116)	(90,958)	(89,140)	(180,764)

Other expense
Total other income (expense)	-	-	-	-

Net loss	$(20,116)	$(90,958)	$(89,140)	$(180,764)
Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	109,138,049	108,564,879	109,138,049	108,564,879

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

(formerly HEALTHMED SERVICES, LTD.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, March 31, 2023	500,000	500	108,517,979	108,518	1,162,871	6,905	(1,071,639)	207,155
Common stock issued for cash	-	-	46,900	47	6,858	(6,905)	-	-
Net loss	-	-	-	-	-	-	(90,958)	(90,958)
Balance, June 30, 2023	500,000	500	108,564,879	108,565	1,169,729	-	(1,162,597)	116,197

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2023	500,000	$500	109,138,049	109,138	1,275,156	-	(1,398,333)	(13,539)
Net loss							(69,024)	(69,024)
Balance, March 31, 2024	500,000	$500	109,138,049	109,138	1,275,156	-	(1,467,357)	(82,563)
Net loss							(20,116)	(20,116)
Balance, June 30, 2024	500,000	$500	109,138,049	109,138	1,275,156	-	(1,487,473)	(102,679)

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

STATEMENTS OF CASH FLOWS

MARCH 31, 2024

(Unaudited)

	For the six months ended June 30, 2024
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net loss	$(89,140)	$(180,764)
Changes in assets and liabilities
Accounts receivable	-	10,000
Prepaid expenses	-	3,660
Accounts payable	9,019	2,655
Net cash used in operating activities	(80,121)	(164,449)

Cash Flows from Financing Activities
Due from related party	80,171	(80,000)
Proceeds from the issuance of common stock	-	110,192
Proceeds from related party debt	-	1,657
Payment of related party debt	-	(65,000)
Net cash from financing activities	80,171	(33,151)

Net increase (decrease) in cash	50	(197,600)

Cash, beginning of period	244	225,619

Cash, end of period	$294	$28,019

The accompanying notes are an integral part of these unaudited financial statements

TRUSTFEED CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Proposed Polomar Merger

On June 28, 2024, Trustfeed, Polomar Acquisition, L.L.C., a Florida limited liability company, and wholly owned subsidiary of the Company (“Merger Sub”) and Polomar Specialty Pharmacy, LLC, a Florida limited liability company (“Polomar”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Polomar, with Polomar continuing as the surviving company and a wholly owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger, each 1% of the outstanding membership interest of Polomar will be automatically converted into the right to receive 357,414.14 shares of Company common stock, assuming the Reverse Stock Split (as defined below under Note 6) is effected prior to the closing of the Merger. No fractional shares of Company common stock will be issued in the Merger. Following the consummation of the Merger, former members of Polomar are expected to own an aggregate of 75% of the Company and current stockholders of the Company are expected to own an aggregate of 25% of the Company. Notwithstanding the foregoing, the Merger Agreement provides that CWR 1, LLC, the Company’s majority owner with an 83.3% beneficial ownership stake in the Company, shall convert its Company Series A Convertible Preferred Stock into Company common stock, and return for cancellation such number of shares of the Company’s common stock so that, subsequent to the Merger, the Company shall have a public float of at least 10% of the Company’s issued and outstanding shares of common stock. An affiliate of CWR 1, LLC owns a majority of the membership interests of Polomar.

The Board and the managers and members of Polomar unanimously approved the Merger Agreement and the transactions contemplated thereby.

It is the intention of the Company to change its name to Polomar Health Services, Inc. and change its trading symbol to more appropriately reflect the name change.

License Agreement

On June 29, 2024, Trustfeed executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable but may be sub-licensed pursuant to the terms of the Agreement.

The Company shall be obligated to pay a royalty to Pinata ranging from ten percent (10%) to twenty percent (20%) of the net sales from products utilizing the IP Rights containing the Ingredients.

The Agreement has a perpetual term, subject to the right of either party to terminate (a) if the other party commits a material breach of its obligations under the Agreement and fails to cure such breach and (b) at any time upon 180 days prior written notice to the other party.

It is the Company’s intention to utilize the IP Rights in products expected to be manufactured and distributed by it subsequent to its planned acquisition of Polomar, pursuant to the Merger Agreement.

Pinata is an affiliate of CWR 1, LLC, the Company’s majority shareholder, through common ownership.

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

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments, including reclassification of certain items that have been reclassified for comparability purposes) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of June 30, 2024, and June 30, 2023.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2024, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2024, and June 30, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2024, the Company had $294 cash on hand. As of June 30, 2024, the Company has an accumulated deficit of $1,487,473. For the six months ended June 30, 2024, the Company had a net loss of $89,140 and cash used in operations of $80,121. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital and to invest its working capital resources in other potential business opportunities including a business combination with Polomar pursuant to the Merger Agreement or possibly another third-party. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - OTHER

Recent accounting pronouncements

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to related party

During the six months ended June 30, 2024, the Company borrowed $80,171 from a shareholder for payment of operating expenses. The advances have 0% interest and are due upon demand. As of June 30, 2024, and December 31, 2023, the Company had amounts due to related party of $80,171 and $0 respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock with a par value of $0.001 as of June 30, 2024, and December 31, 2023. On November 4, 2023, Trustfeed reduced its authorized shares of common stock from 1,000,000,000 shares to 295,000,000 shares. On June 3, 2023, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Company’s common stock at a ratio of up to one post-split share per two thousand pre-split shares (1:2,000) at a time and exact ratio amount the Board deems appropriate. On March 2, 2023, FINRA approved a 1-for-2,000 reverse stock split of the Company’s common stock that was approved by the Board. The Company had 109,138,049 and 109,138,049 issued and outstanding shares of common stock as of June 30, 2024, and December 31, 2023, respectively. The net loss per share is ($0.00) as of June 30, 2024, and ($0.00) as of June 30, 2023.

The Company also has 500,000 authorized shares of preferred stock with a par value of $0.001 of which the Company has designated 500,000 shares as Series A Preferred Stock as of June 30, 2024 and December 31, 2023. On November 4, 2023, Trustfeed reduced its authorized shares of preferred stock, par value $0.001 per share, from 50,000,000 shares to 500,000 shares. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder into fully paid and non-assessable shares of common stock at the rate of 20 shares of common stock for each share held. In addition, the holders of the Series A Preferred shares have voting rights equal to 20 votes for each Preferred share held. As of June 30, 2024 and December 31, 2023, 500,000 and 500,000 shares of Series A Preferred stock are authorized, issued and outstanding. The Company expects that the Series A Preferred Stock will be converted into 10,000,000 shares of common stock, which is a closing condition to the Merger Agreement.

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

NOTE 6 – SUBSEQUENT EVENTS

On July 11, 2024, a holder representing 84.3% of the voting capital stock, voting as a single class, of the Company and the Board by written consent in lieu of a meeting, approved the following corporate actions:

1.	To authorize and approve an amendment to the Company’s Articles of Incorporation, as amended (the “Existing Articles”), to effect a change of name from “Trustfeed Corp.” to “Polomar Health Services, Inc.”
2.	To authorize and approve an amendment to the Existing Articles to effect an increase in the number of authorized shares of the Company’s “blank check” preferred stock to 5,000,000.
3.	To authorize, but not require, an amendment to the Existing Articles, to effect a reverse stock split (the “Reverse Stock Split”) with a ratio of 1-for-10.
4.	To adopt the Company’s Certificate of Amendment to the Existing Articles, which makes no material changes to the Company’s Existing Articles other than incorporating the amendments described in Actions (1), (2) and (3) above.
5.	To adopt the Company’s 2024 Equity and Incentive Compensation Plan.

On July 17, 2024, in furtherance of the above proposed corporate actions, the Company caused to be filed with the SEC a Preliminary Information Statement onSchedule 14C, as amended and filed with the SEC on July 25, 2024. The definitive Information Statement on Schedule 14C was filed with the SEC on August 1, 2024, and was mailed to all know beneficial shareholders and shareholders of record on August 8, 2024. The proposed corporate actions are expected to be implemented by the Company as soon as practicable after the 20-calendar day waiting period after mailing of the Information Statement.

Effective on July 18, 2024, Gabriel Del Virginia was appointed as a director to fill a vacancy on the Board, to serve as director until the next annual meeting of stockholders of the Company, subject to his prior resignation or removal, and until his successor is duly elected and qualified.

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

Proposed Polomar Merger

On June 28, 2024, the Company, Polomar Acquisition, L.L.C., a Florida limited liability company, and wholly owned subsidiary of the Company (“Merger Sub”) and Polomar Specialty Pharmacy, LLC, a Florida limited liability company (“Polomar”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Polomar, with Polomar continuing as the surviving company and a wholly owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger, each 1% of the outstanding membership interest of Polomar will be automatically converted into the right to receive 357,414.14 shares of Company common stock, assuming the Reverse Stock Split (as defined in Note 6 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q). No fractional shares of Company common stock will be issued in the Merger. Following the consummation of the Merger, former members of Polomar are expected to own an aggregate of 75% of the Company and current stockholders of the Company are expected to own an aggregate of 25% of the Company. Notwithstanding the foregoing, the Merger Agreement provides that CWR 1, LLC, the Company’s majority owner with an 83.3% beneficial ownership stake in the Company, shall convert its Company Series A Convertible Preferred Stock into Company common stock, and return for cancellation such number of shares of the Company’s common stock so that, subsequent to the Merger, the Company shall have a public float of at least 10% of the Company’s issued and outstanding shares of common stock. An affiliate of CWR 1, LLC owns a majority of the membership interests of Polomar.

The Board and the managers and members of Polomar unanimously approved the Merger Agreement and the transactions contemplated thereby.

It is the intention of the Company to change its name to Polomar Health Services, Inc. and change its trading symbol to more appropriately reflect the name change.

License Agreement

On June 29, 2024, the Company executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable but may be sub-licensed pursuant to the terms of the Agreement.

The Company shall be obligated to pay a royalty to Pinata ranging from ten percent (10%) to twenty percent (20%) of the net sales from products utilizing the IP Rights containing the Ingredients.

The Agreement has a perpetual term, subject to the right of either party to terminate (a) if the other party commits a material breach of its obligations under the Agreement and fails to cure such breach and (b) at any time upon 180 days prior written notice to the other party.

It is the Company’s intention to utilize the IP Rights in products expected to be manufactured and distributed by it subsequent to its planned acquisition of Polomar, pursuant to the Merger.

The foregoing summary of the Agreement and the IP Rights does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Pinata is an affiliate of CWR 1, LLC, the Company’s majority shareholder, through common ownership.

Results of Operations for the Three and Six Months Ended June 30, 2024, and June 30, 2023

Revenues

The Company had no revenues for the three and six months ended June 30, 2024, and June 30, 2023. The Company does not expect to have significant revenues until it either re-institutes its suspended legacy business or is able to raise sufficient capital after acquiring Polomar or other third-party.

Operating Expenses

Operating expenses, which consisted entirely of general and administrative expenses, decreased to $20,116 for the three months ended June 30, 2024, from $90,958 for the three months ended June 30, 2023, a 78% decrease, and to $89,140 for the six months ended June 30, 2024, from $180,794 for the same period ended June 30, 2023, a 51% decrease from the period ended June 30, 2023.

Our operating expenses for the six months ended June 30, 2024, consisted mainly of accounting and SEC filing fees of $68,066 and consulting fees of $15,000. In comparison, our operating expenses for the six months ended June 30, 2023, consisted mainly of programming fees of $69,791, relating to our legacy business since suspended, and consulting fees of $50,857.

Net Loss

We recorded a net loss of $20,116 and $89,140 for the three and six months ended June 30, 2024, respectively, as compared with a net loss of $90,958 and $180,764 for the three and six months ended June 30, 2023, respectively, in all cases as a result of the expenses incurred and lack of revenues during the periods, as described further above.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $294 and total current liabilities of $102,973. We had working capital of $(102,679) as of June 30, 2024, as compared with $(13,539) as of December 31, 2023.

Net cash used by operating activities was $50 for the six months ended June 30, 2024, as compared with $244,449 cash used for the six months ended June 30, 2023. Our negative operating cash flow for the six months ended June 30, 2023, was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $80,171 in cash for six months ended June 30, 2024, as compared with ($33,151) for the six months ended June 30, 2023. Our financing cash flow for 2024 mainly consisted of proceeds from related party debt and for 2023 it consisted of proceeds from the issuance of common stock.

We currently do not have sufficient cash to fund our operations for the next 12 months and we require working capital for ongoing operating expenses, which has been funded during the six-month period ended June 30, 2024, by related party loans. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to obtaining additional capital.

Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. As of June 30, 2024, we have an accumulated deficit of $1,487,473. We may not be able to continue as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2024, the Company had $294 cash on hand and had an accumulated deficit of $1,487,473. For the six months ended June 30, 2024, the Company had a net loss of $89,140 and net cash used in operating activities of $80,121. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in other potential business opportunities including a business combination with Polomar pursuant to the Merger Agreement or possibly another third-party. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on June 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by reference to the Current Report on Form 8-K filed July 5, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trustfeed Corp.

Date:	August 14, 2024

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	Interim President, Interim Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

