Form 10-Q
period 2024-09-30
Polomar Health Services, Inc.
filed 2024-11-19
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 000-56555

Polomar Health Services, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-1006313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10940 Wilshire Blvd. Suite 1500

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,655,560 common shares as of November 12, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2024, and December 31, 2023 (audited).

F-2	Statements of Operations for the three and nine months ended September 30, 2023, and 2024.

F-3	Statements of Stockholders’ Deficit for the three months ended September 30, 2023, and the three and nine months ended September 30, 2024.

F-4	Statements of Cash Flows for the nine months ended September 30, 2024, and September 30, 2023.

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2024, are not necessarily indicative of the results that can be expected for the full year.

3

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$16,202	$8,808
Inventory	139,903	3,459
Total current assets	156,105	12,267
Property, plant and equipment at cost	41,458	-
Leasehold improvements	49,435	-
Accumulated Depreciations	(3,163)	-
Net property and equipment	87,730	-
Other assets
Operating lease - right-of-use asset, net	57,469	81,665
Non-compete agreement, net	-	4,167
Intellectual property	18,975,000	-
Security deposit	9,000	9,000
Total other assets	19,041,469	94,832
Total assets	$19,285,304	$107,099

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$86,328	$39,464
Due to related party	833,586	30,507
Operating lease - current liability	33,849	32,484
Total current liabilities	953,763	102,455
Long-term liabilities
Operating lease - long-term liability	23,620	49,180
Total long-term liabilities	23,620	49,180
Total liabilities	$977,383	$151,635

Stockholders’ deficit
Members’ deficit		140,500
Series A Preferred stock, par value $.001; 500,000 shares authorized; 0 and 500,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 27,655,560 and 109,138,049 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. issued and outstanding	27,656	109,138
Additional paid-in capital	20,472,638	1,275,156
Accumulated deficit	(2,192,373)	(1,569,830)
Total Stockholders’ deficit	18,307,921	(44,536)

Total liabilities and stockholders’ deficit	$19,285,304	$107,099

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENT OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023

Revenue	9,849	21,457	37,954	24,556

Cost of Goods Sold	985	1,534	16,121	2,070

Gross Profit	8,864	19,923	21,833	22,486

Operating expenses
General and administrative	256,349	147,328	582,119	341,274
Sales and marketing	11,688	7,273	50,098	27,507
Total operating expenses	268,037	154,601	632,217	368,781

Loss from operations	(259,173)	(134,678)	(610,384)	(346,295)

Other expense
Interest expense	(12,160)	(37,485)	(12,160)	(37,485)
Total other income (expense)	(12,160)	(37,485)	(12,160)	(37,485)

Net loss	$(271,333)	$(172,163)	$(622,544)	$(383,780)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Basic weighted average common shares outstanding	27,655,560	109,138,049	27,655,560	109,138,049

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	500,000	$500	108,564,879	$108,565	$1,169,729	$(1,193,449)	$85,345
Common stock issued for cash	-	-	573,170	$573	$105,427	-	$106,000
Net loss	-	-	-	-	-	$(172,163)	$(172,163)
Balance, September 30, 2023	500,000	$500	109,138,049	$109,138	$1,275,156	$(1,365,611)	$19,182

	Preferred Stock		Common Stock/LLC interests		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	500,000	$500	109,138,049	$249,638	$1,275,156	$(1,569,830)	$(44,536)
Net loss						$(160,468)	$(160,468)
Balance, March 31, 2024	500,000	$500	109,138,049	$249,638	$1,275,156	$(1,730,298)	$(205,004)
Net loss						$(190,742)	$(190,742)
Balance, June 30, 2024	500,000	$500	109,138,049	$249,638	$1,275,156	$(1,921,040)	$(395,746)
Reverse merger
Conversion of preferred stock	(500,000)	$(500)	-	-	-	-	$(500)
Conversion and issuance of common stock			(81,482,489)	$(81,482)	$19,197,482		$19,116,000
Conversion of Acquiree’s LLC member interests	-	-	-	$(140,500)	-	-	$(140,500)
Net loss	-	-	-	-	-	$(271,333)	$(271,333)
Balance, September 30, 2024	-	-	27,655,560	$27,656	$20,472,638	$(2,192,373)	$18,307,921

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF CASH FLOWS

September 30, 2024

(Unaudited)

	For the nine months ended
	September 30	September 30
	2024	2023
Cash Flows from Operating Activities
Net loss	$(622,544)	$(383,780)
Changes in assets and liabilities
Bad debt	-	20,000
Forgiveness of receivable - related party	-	37,432
Inventory	(136,443)	-
Depreciation and Amortization	7,330	-
Accounts receivable	-	10,000
Prepaid expenses	-	5,865
Security deposit	-	(9,000)
Accounts payable and accrued liabilities	46,865	5,291
Net cash used in operating activities	(704,792)	(314,191)
Cash flows from investing activities
Purchases of property, plant and equipment	(90,893)	(132,000)
Net cash used in investing activities	(90,893)	(132,000)
Cash Flows from Financing Activities
Due from related party	(30,507)	(183,318)
Proceeds from short-term borrowings	833,586	1,392
Proceeds from the issuance of common stock	-	439,044
Net cash from financing activities	803,079	257,118

Net increase (decrease) in cash	7,394	(189,073)

Cash, beginning of period	8,808	225,619

Cash, end of period	$16,202	$36,546

Supplemental disclosure of cash flow information
Cash paid for interest	$9,128	$495
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

Corporate History and Capital Structure

The Company was incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to Healthmed Services Ltd. The Company had no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 was considered to be in the development stage.

On April 16, 2021, Fastbase, Inc., a Nevada corporation (“Fastbase”), and SCI Inc. entered into a Share Purchase Agreement with Mr. James Shipley, the owner 50,000,000 shares of Series A Convertible Preferred Stock in Trustfeed Corp. (“Trustfeed” or “Company”) for the purchase of 4,750,000 shares of Series A Convertible Preferred Stock for cash consideration of $108,200 USD. Mr. Shipley agreed to cancel 45,000,000 shares in the process. The transaction closed on April 21, 2021.

On September 14, 2021, Trustfeed entered into a Contribution Agreement (the “Contribution Agreement”) with Fastbase for the acquisition of certain assets of Fastbase in exchange for shares of super voting preferred stock in the Company. The assets were associated with Fastbase’s review platform giving access to information about products, which includes proprietary software to crawl, organize, verify, with A.I. rendering, algorithms to do data mining, and an A.I. rendering database of companies, websites, contacts and approximately 500,000 products descriptions. The Company paid for the assets contributed by issuing to Fastbase 45,000,000 shares of the Company’s Series A Convertible Preferred Stock. As a result of these transactions, there was a change in control of the Company and Fastbase acquired voting control over all aspects of the Company, including the election of directors, and other corporate actions of the Company that require shareholder approval.

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

On November 4, 2022:

●	Trustfeed cancelled all outstanding shares of Series A Preferred Stock, save 500,000 shares of Series A Convertible Preferred Stock which were outstanding and then held by Fastbase.

●	Trustfeed reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. Trustfeed also reduced the authorized shares of preferred stock, par value $0.001 per share, from 75,000,000 shares to 500,000 shares. As of November 4, 2022, Trustfeed had authorized 295,000,000 shares of common stock and 500,000 shares of preferred stock, each with par value of $0.001 per share.

●	Trustfeed amended and restated its Certificate of Designation for the Series A Preferred Stock to reduce the number of authorized shares of preferred stock designated and available from 50,000,000 shares to 500,000 shares, with the same conversion ratio of 20 shares of common stock for every share of Series A Preferred Stock.

●	Trustfeed filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred stock are the Company’s Series A Preferred Stock.

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

However, effective as of December 29, 2023 in accordance with a Stock Purchase Agreement, Fastbase, the then record and beneficial owner of (i) 90,437,591 shares of Common Stock of the Company, representing approximately 83% of Trustfeed’s issued and outstanding Common Stock (the “Common Shares”), and (ii) 500,000 shares of the Series A Convertible Preferred Stock, par value $.001 per share, of Trustfeed, representing 100% of the Trustfeed’s issued and outstanding shares of Preferred Stock (the “Preferred Shares” and, with the Common Shares, the “Transferred Shares”), sold the Transferred Shares to CWR 1, LLC, a Delaware limited liability company (“CWR”) for aggregate consideration of $350,000 (collectively referred to as the “Transaction”). Additionally, Trustfeed’s then Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer) and Chairman and sole member of the Company’s Board of Directors (the “Board”), resigned from all director (as of February 12, 2024), officer and employment positions with Trustfeed and its subsidiaries.

Also as of December 29, 2023, the size of the Board was increased from one director to two directors and Brett Rosen was appointed as a director to fill the vacancy, to serve as director until the next annual meeting of stockholders of Trustfeed, and Mr. Rosen was appointed President, Chief Financial Officer, Secretary and Treasurer of Trustfeed.

Upon the consummation of the Transaction on December 29, 2023, Trustfeed experienced a change in control. The Transaction and related transactions had the following consequences:

●	New management anticipated entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may be owned by affiliates of management.

●	The Company’s new management evaluated the Company’s Pre-Existing Business as part of these possible future transactions, and had suspended operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney. In furtherance of Mr. Tierney’s appointment as the Company’s sole executive officer, the Company, Mr. Tierney and an affiliate of Mr. Tierney, have entered into a Professional Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, among other things, Mr. Tierney, directly or through his affiliate, will fill the role of President, Chief Financial Officer, Secretary and Treasurer of the Company and otherwise act as the Company’s principal executive officer and principal financial officer.

The term of the Agreement was for an initial term ending on the earlier of five months from the effective date or the filing of the Company’s Form 10-Q for the accounting period ending June 30, 2024, and it may be extended by mutual consent or earlier terminated in the event of certain “cause” events as specified in the Agreement.

Merger Agreement

On June 28, 2024, Trustfeed, Polomar Acquisition, L.L.C., a Florida limited liability company, and wholly owned subsidiary of Trustfeed (“Merger Sub”) and Polomar Specialty Pharmacy, LLC, a Florida limited liability company (“Polomar”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Polomar, with Polomar continuing as the surviving company (the “Surviving Company”) and a wholly owned subsidiary of Trustfeed (the “Merger”).

At the effective time of the Merger on September 30, 2024 (the “Effective Time”), each 1% of the outstanding membership interest of Polomar will be automatically converted into the right to receive 2,074,141.47 shares of Company common stock (the “Exchange Ratio”). Following the consummation of the Merger, at the Effective Time, former members of Polomar owned an aggregate of 75% of Trustfeed and then-existing stockholders of Trustfeed owned an aggregate of 25% of Trustfeed. At or prior to the Effective Time, CWR, Trustfeed’s then majority owner with an 83.3% beneficial ownership stake in Trustfeed, converted its 500,000 shares of Company Series A Convertible Preferred Stock into 10,000,000 shares of common stock, and returned for cancellation 50,000,000 shares of the Company’s common stock for cancellation. Affiliates of CWR 1 or other related parties owned a majority of the membership interests of Polomar immediately prior to the Effective Time.

On September 30, 2024, the Merger and the other transactions described in the Merger Agreement were consummated. The Merger is considered a “reverse merger” as the historical financial statements of Polomar, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed. As a result of the Merger, the Company ceased commercializing the Pre-Existing Business.

As a result of the Merger, the Company operates Polomar Specialty Pharmacy, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Specialty Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. The Company is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. The Company also anticipates applying for a drug export permit in early 2025.

As part of the Merger, the Company acquired SlimRxTM (slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide (Ozempic, Wegovy, Rybelsus) and while originally, the Company expected to fulfill tirzepatide (Monjouro, Zepbound) prescriptions through SlimRx, since the Food and Drug Administration removed tirzepatide from its drug shortage list, the Company no longer intends to fulfill prescriptions for that drug. SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by the Company. The Company also expects to launch PoloMedsTM (polomeds.com) during the fourth quarter of 2024 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications sildenafil (Viagra) and tadalafil (Cialis) and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the Company’s business model is to provide prescription fulfillment services for third party web based tele-health platforms. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

Merger Valuation

The Company utilized the following process to determine the fair market value of $18,975,000 for the acquisition of all of Polomar Specialty Pharmacy’s intellectual property, intangible assets and plant and equipment.

We utilized a three-step process to determine the fair value of Synergistic Equity Value of the Company:

1. we determined the aggregate equity value of Polomar. After due consideration of all appropriate and generally accepted valuation methodologies, our analysis has been developed primarily on the basis of: (i) the market approach, specifically the guideline public company method; and (ii) the income approach, specifically the discounted cash flow method.

2. we determined the aggregate equity value of Trustfeed. After due consideration of all appropriate and generally accepted valuation methodologies, our analysis has been developed primarily on the basis of: (i) the asset-based approach, specifically the adjusted book value method.

3. we added the fair value of equity of Trustfeed and Polomar arrive at the Fair Value of Synergistic Equity Value of the Company.

We used a two-step process to determine the fair value of the Transaction Consideration:

1. we divided the fair value of Synergistic Equity Value of the Company by Trustfeed’s postclosing shares outstanding to arrive at the per share equity value of the Company.

2. we multiplied the per share equity value by the number of shares owned by current Company shareholders to arrive at the fair value of Transaction Consideration.

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

It is the Company’s intention to utilize the IP Rights in products expected to be manufactured and distributed by it.

Pinata is an affiliate of CWR.

License Agreement Valuation

As of the date of this filing the Company has not utilized any of the licensed intellectual property and has incurred no expenses or realized any revenues from the license agreement. The Company presently values this agreement at -0-.

Additional Corporate Actions

On July 11, 2024, CWR, then a majority holder of Trustfeed’s voting stock, and the board of directors of the Company, approved the following corporate actions:

1.

To authorize and approve an amendment to the Company’s Articles of Incorporation, as amended (the “Existing Articles”), to effect a change of name from “Trustfeed Corp.” to “Polomar Health Services, Inc.”.

2.	To authorize and approve an amendment to the Existing Articles to effect an increase in the number of authorized shares of the Company’s “blank check” preferred stock to 5,000,000.
3.	To authorize, but not require, an amendment to the Existing Articles, to effect a reverse stock split with a ratio of 1-for-10.
4.

To adopt the Company’s Certificate of Amendment to the Existing Articles, which makes no material changes to the Company’s Existing Articles other than incorporating the amendments described in Actions (1), (2) and (3) above.

5.	To adopt the Company’s 2024 Equity and Incentive Compensation Plan (the “Incentive Plan”).

As of the Balance Sheet date, none of the foregoing corporate actions have been implemented other than the adoption of the Incentive Plan.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of September 30, 2024, and September 30, 2023.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2024, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2024, and September 30, 2023.

Intangible Assets

The Company accounts for intangible assets (trademarks, copyrights, licenses, customer lists, R&D, trade secrets) and other non-physical assets at cost.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2024, the Company had $16,202 cash on hand. As of September 30, 2024, the Company has an accumulated deficit of $2,192,373. For the nine months ended September 30, 2024, the Company had a net loss of $622,544 and cash used in operations of $704,792. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital and to invest its working capital resources in its newly acquired business from Polomar and in other potential business opportunities. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to related party

During the nine months ended September 30, 2024, Trustfeed and Polomar borrowed an aggregate of $821,425 from a related party for payment of operating expenses, as follows:

On August 13, 2024, Reprise Management, Inc., a California corporation affiliated with CWR (“Reprise”), issued an unsecured promissory note to Polomar (the “Polomar Note”), pursuant to which Polomar could borrow up to an aggregate principal amount of $700,000. The Polomar Note bears 12% per annum, simple interest up to and through December 31, 2024 (the “Initial Period”), after the Initial Period and up to and including the date on which the Polomar Note is paid in full, the interest rate shall be equal to 15% per annum, simple interest. Interest shall accrue on a quarterly basis and shall be due and payable on the maturity date, which is July 31, 2025. The unpaid principal balance of the Polomar Note, together with all accrued and unpaid interest, fees and other amounts due thereunder, shall be due and payable in full on the maturity date. As of September 30, 2024, there was $633,430, including accrued interest, outstanding on the Promissory Note.

Effective August 16, 2024, Trustfeed entered into a Promissory Note and Loan Agreement (the “Trustfeed Note”), as the borrower, with CWR, as the lender. Pursuant to the terms of the Note, CWR agrees to loan to Trustfeed up to $250,000 in one or more advances from time to time. An initial draw under the Trustfeed Note in the amount of $157,622.56 was made, which funds are being used to repay CWR all amounts due to CWR pursuant to prior undocumented loans provided by CWR to Trustfeed. The outstanding principal of, and any and all accrued and unpaid interest with respect to the Trustfeed Note, is due and payable on July 31, 2025 (the “Maturity Date”). The Trustfeed Note bears interest on the outstanding principal amount thereof at a variable rate as follows: (i) up to and including September 30, 2024 (the “Initial Period”), an interest rate equal to the prime interest rate as published in the Wall Street Journal – Money Rates, plus 5.0% per annum, simple interest and (ii) after the Initial Period, and up to and including the date on which this Note is paid in full, an interest rate equal to the prime interest rate as published, on the first day of each month thereafter, in the Wall Street Journal – Money Rates, plus 5.0% per annum, simple interest. Interest shall be calculated based on a year consisting of 365 days and the actual number of days elapsed. Interest shall accrue on a calendar quarterly basis, on September 30, 2024, December 31, 2024, March 31, 2025, September 30, 2025, and shall be due and payable on the Maturity Date. The Company may prepay all or any portion of the outstanding obligations of the Note at any time without penalty or premium. As of September 30, 2024, there was $200,156 including accrued interest, outstanding on the Promissory Note. As of September 30, 2024, and December 31, 2023, the Company had amounts due to related party of $833,586 and $30,507, respectively.

For additional related party transactions, see “Note 1-Nature and Description of Business-Merger Agreement” and “Note 1-Nature and Description of Business-License Agreement”

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 shares of common stock with a par value of $0.001 as of September 30, 2024, and December 31, 2023. On November 4, 2023, Polomar reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. On September 3, 2023, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to 1:2,000 at a time and exact ratio amount the Board of Directors deems appropriate. On March 2, 2023, FINRA approved a 1-for-2,000 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company had 119,138,049 and 109,138,049 issued and outstanding shares of common stock as of September 30, 2024, and December 31, 2023, respectively. The net loss per share is ($0.02) as of September 30, 2024, and ($0.00) as of September 30, 2023. See Note “5-Subsequent Events” below.

The Company also has 500,000 authorized shares of preferred stock with a par value of $0.001 of which the Company has designated -0- shares and 500,000 shares as Series A Preferred Stock as of September 30, 2024, and December 31, 2023. On November 4, 2023, Polomar reduced its authorized shares of preferred stock, par value $0.001 per share, from 50,000,000 shares to 500,000 shares. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder into fully paid and non-assessable shares of common stock at the rate of 20 shares of common stock for each share held. In addition, the holders of the Series A Preferred shares have voting rights equal to 20 votes for each Preferred share held. See Note “5-Subsequent Events” below.

On November 4, 2023, Polomar filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the filings, the only designated and outstanding shares of preferred stock were the Company’s Series A Preferred Stock. No shares of Series B Preferred Stock or Series C Preferred Stock are authorized, issued or outstanding.

On September 12, 2024, Trustfeed issued 10,000,000 shares of common stock of the Company to CWR, the holder of 500,000 shares of the Series A Convertible Preferred Stock of the Company (the “Preferred Stock”), upon the conversion in full of the Preferred Stock in accordance with its terms.

As of September 30, 2024, and December 31, 2023, -0- and 500,000 shares of Series A Preferred stock are authorized, issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

On October 9, 2024, pursuant to the terms of the Merger Agreement, CWR returned 50,000,000 shares of the Company’s common stock for cancellation. See “Note 1-Nature and Description of Business-Merger Agreement”. Also, in October 2024, pursuant to the terms of the Merger Agreement, the Company issued an aggregate of 207,414,147 (pre-split) shares of its common stock to the former Polomar members in the Merger.

On October 24, 2024, a majority of the members of the Board of Directors voted to extend the Professional Services Agreement between Trustfeed and Mr. Tierney through December 31, 2024, by mutual consent of all the parties to the agreement.

On November 1, 2024, Polomar effected a 10 for 1 reverse stock split. Accordingly, as of November 1, 2024, there are 27,655,560 shares of common stock of Polomar issued and outstanding.

Also on November 1, 2024, the Company amended the Existing Articles to effect an increase in the number of authorized shares of the Company’s “blank check” preferred stock to 5,000,000.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and our Current Report on Form 8-K dated October 4, 2024, in each case under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

On April 16, 2021, Fastbase, Inc., a Nevada corporation (“Fastbase”), and SCI Inc. entered into a Share Purchase Agreement with Mr. James Shipley, the owner 50,000,000 shares of our Series A Convertible Preferred Stock, for the purchase of 4,750,000 shares of Series A Convertible Preferred Stock for cash consideration of $108,200. Mr. Shipley agreed to cancel 45,000,000 shares in the process. The transaction closed on April 21, 2021.

On September 14, 2021, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Fastbase for the acquisition of certain assets of Fastbase in exchange for shares of super voting preferred stock in the Company. The assets were associated with Fastbase’s review platform giving access to information about products, which includes proprietary software to crawl, organize, verify, with A.I. rendering, algorithms to do data mining, and an A.I. rendering database of companies, websites, contacts and approximately 500,000 products descriptions. The Company paid for the assets contributed by issuing to Fastbase 45,000,000 shares of the Company’s Series A Convertible Preferred Stock. As a result of these transactions, there was a change in control of the Company and Fastbase acquired voting control over all aspects of the Company, including the election of directors, and other corporate actions of the Company that require shareholder approval.

On September 2, 2022, the Company conducted a reverse split in which each shareholder was issued one common share in exchange for every two thousand common shares of their then-currently issued common stock. On the market effective date of the reverse split, September 2, 2022, there were a total of 266,157 issued and outstanding shares of common stock. In addition to the reverse split, the Company changed its name to Trustfeed Corp.

Also on November 4, 2022:

●	The Company cancelled all outstanding shares of Series A Preferred Stock, save 500,000 shares of Series A Convertible Preferred Stock which were outstanding and then held by Fastbase.

●	The Company reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. Polomar also reduced the authorized shares of preferred stock, par value $0.001 per share, from 75,000,000 shares to 500,000 shares. As of November 4, 2022, Polomar had authorized 295,000,000 shares of common stock and 500,000 shares of preferred stock, each with par value of $0.001 per share.

●	The Company amended and restated its Certificate of Designation for the Series A Preferred Stock to reduce the number of authorized shares of preferred stock designated and available from 50,000,000 shares to 500,000 shares, with the same conversion ratio of 20 shares of common stock for every share of Series A Preferred Stock.

●	The Company filed Certificates of Withdrawal in Nevada to withdraw the Certificates of Designation for Series B Preferred Stock and Series C Preferred Stock. Following the transaction, the only designated and outstanding shares of preferred stock are the Company’s Series A Preferred Stock.

Historically, we were in the business of acquiring, leasing, and licensing growers for the cultivation and production (processing and distribution of cannabis and cannabis-related products within an incubator environment). The Company was also in the business of renewable fresh water and real estate. As a result of the change in ownership of the Company in 2021 by Fastbase, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

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

Also as of December 29, 2023, the size of the Board was increased from one director to two directors and Brett Rosen was appointed as a director to fill the vacancy, to serve as director until the next annual meeting of stockholders of the Company, and Mr. Rosen was appointed President, Chief Financial Officer, Secretary and Treasurer of the Company.

Upon the consummation of the Transaction on December 29, 2023, the Company experienced a change in control. The Transaction and related transactions had the following consequences:

●	New management anticipated entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may be owned by affiliates of management.

●	The Company’s new management evaluated the Company’s Pre-Existing Business as part of these possible future transactions, and had suspended our operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney.

Merger Agreement

On June 28, 2024, the Company, Polomar Acquisition, L.L.C., a Florida limited liability company and wholly owned subsidiary of the Company (“Merger Sub”) and Polomar Specialty Pharmacy, LLC, a Florida limited liability company (“Polomar”) entered into an Agreement and Plan of Merger and Reorganization (as amended on September 30, 2024, the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Polomar, with Polomar continuing as the surviving company (the “Surviving Company”) and a wholly owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger on September 30, 2024 (the “Effective Time”), each 1% of the outstanding membership interest of Polomar will be automatically converted into the right to receive 2,074,141.47 shares of Company common stock (the “Exchange Ratio”). Following the consummation of the Merger, at the Effective Time, former members of Polomar owned an aggregate of 75% of the Company and then-existing stockholders of the Company owned an aggregate of 25% of the Company. At or prior to the Effective Time, CWR 1, LLC, the Company’s then-majority owner with an 83.3% beneficial ownership stake in the Company, converted its 500,000 shares of Company Series A Convertible Preferred Stock into 10,000,000 shares of Company common stock, and returned for cancellation 50,000,000 shares of the Company’s common stock for cancellation. Affiliates or other related parties of CWR owned a majority of the membership interests of Polomar immediately prior to the Effective Time.

On September 30, 2024, the Merger and the other transactions described in the Merger Agreement were consummated. The Merger is considered a “reverse merger” as the historical financial statements of Polomar, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed. As a result of the Merger, the Company ceased commercializing the Pre-Existing Business and now operates Polomar Specialty Pharmacy, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Specialty Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. The Company is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. The Company also anticipates applying for a drug export permit in early 2025.

As part of the Merger, the Company acquired SlimRxTM (slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide (Ozempic, Wegovy, Rybelsus) and while originally, the Company expected to fulfill tirzepatide (Monjouro, Zepbound) prescriptions through SlimRx, since the Food and Drug Administration removed tirzepatide from its drug shortage list, the Company no longer intends to fulfill prescriptions for that drug. SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by the Company. The Company also expects to launch PoloMedsTM (polomeds.com) during the fourth quarter of 2024 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications sildenafil (Viagra) and tadalafil (Cialis) and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the Company’s business model is to provide prescription fulfillment services for third party web based tele-health platforms. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

Merger Valuation

The Company utilized the following process to determine the fair market value of $18,975,000 for the acquisition of all of Polomar Specialty Pharmacy’s intellectual property, intangible assets and plant and equipment.

We utilized a three-step process to determine the fair value of Synergistic Equity Value of the Company:

1. we determined the aggregate equity value of Polomar. After due consideration of all appropriate and generally accepted valuation methodologies, our analysis has been developed primarily on the basis of: (i) the market approach, specifically the guideline public company method; and (ii) the income approach, specifically the discounted cash flow method.

2. we determined the aggregate equity value of Trustfeed. After due consideration of all appropriate and generally accepted valuation methodologies, our analysis has been developed primarily on the basis of: (i) the asset-based approach, specifically the adjusted book value method.

3. we added the fair value of equity of Trustfeed and Polomar arrive at the Fair Value of Synergistic Equity Value of the Company.

We used a two-step process to determine the fair value of the Transaction Consideration:

1. we divided the fair value of Synergistic Equity Value of the Company by Trustfeed’s postclosing shares outstanding to arrive at the per share equity value of the Company.

2. we multiplied the per share equity value by the number of shares owned by current Company shareholders to arrive at the fair value of Transaction Consideration.

License Agreement

On June 29, 2024, Polomar Health Services, Inc., a Nevada corporation (“Company”), executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable but may be sub-licensed pursuant to the terms of the Agreement.

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

It is the Company’s intention to utilize the IP Rights in products expected to be manufactured and distributed by it.

License Agreement Valuation

As of the date of this filing the Company has not utilized any of the licensed intellectual property and has incurred no expenses or realized any revenues from the license agreement. The Company presently values this agreement at -0-.

Results of Operations for the Three and Nine Months Ended September 30, 2024, and September 30, 2023

Revenues

The Company had revenues of $9,849 and $37,954 for the three and nine months ended September 30, 2024, compared to revenues of $21,457 and $24,556 for the three and nine months ended September 30, 2023. The increase in revenues over the previous accounting periods was primarily due to the Company’s fulfillment of medical prescriptions.

Operating expenses, which consisted mainly of general and administrative expenses, increased to $280,197 for the three months ended September 30, 2024, from $154,061 for the three months ended September 30, 2023, an approximately 82% increase, and to $644,377 for the nine months ended September 30, 2024, from $368,781 for the same period ended September 30, 2023, an approximately 75% increase from the period ended September 30, 2023.

Our operating expenses for the nine months ended September 30, 2024, consisted mainly of legal and accounting fees associated with our SEC filings of $115,497 and payroll of $220,957. In comparison, our operating expenses for the nine months ended September 30, 2023, consisted mainly of programming fees of $82.945 and consulting fees of $58,739.

Net Loss

We recorded a net loss of $271,333 and $622,544 for the three and nine months ended September 30, 2024, respectively, as compared with a net loss of $172,163 and $383,780 for the three and nine months ended September 30, 2023, respectively, in all cases as a result of the expenses incurred and insufficient revenues generated during the respective periods, as described further above.

Liquidity and Capital Resources

To date, we have has not generated material revenues from operations. We have incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2024, we had total current assets of $156,105 and total current liabilities of $953,763. We had working capital of ($797,658) as of September 30, 2024, as compared with ($90,187) as of December 31, 2023.

We currently do not have sufficient cash to fund our operations for the next 12 months and we require additional working capital for ongoing operating expenses, which has been funded during the nine-month period ended September 30, 2024, by related party loans. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to obtaining additional capital.

Management is currently in the process of looking for additional investors. Currently, loans from banks or other traditional lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2024, the Company had $16,202 cash on hand and had an accumulated deficit of $2,192,373. For the nine months ended September 30, 2024, the Company had a net loss of $622,544 and cash used in operations of $704,792. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in its existing business and other potential business opportunities. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

Net cash used in operating activities was $(704,792) for the nine months ended September 30, 2024, as compared with $(314,191) net cash used in operating activities for the nine months ended September 30, 2023. The increase in the net cash used in operating activities was due primarily to increased staffing and facility expenses

Net cash used in investing activities was $(90,893) for the nine months ended September 30, 2024, as compared with $(132,000) net cash used in investing activities for the nine months ended September 30, 2023. The decrease in the net cash used in investing activities was due to mainly to fewer purchases of durable equipment.

Financing activities provided $803,079 in cash for the nine months ended September 30, 2024, as compared with $257,118 for the nine months ended September 30, 2023. Our financing cash flow for 2024 consisted mainly of proceeds from related party debt and for 2023 it consisted of proceeds from the issuance of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K filed on April 15, 2024, and in our Current Report on Form 8-K dated October 4, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
2.3	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan of Merger and Reorganization, dated June 28, 2024
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
3.9	Amended and Restated Articles of Incorporation, dated October 10, 2024 (5)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
10.1	Promissory Note and Loan Agreement dated August 16, 2024 (6)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on September 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024
(6)	Incorporated by Reference to the Current Report on Form 8-K filed August 21, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	November 19, 2024

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	Interim President, Interim Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

