Form 10-Q/A
period 2024-09-30
Polomar Health Services, Inc.
filed 2025-03-07
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,657,679 common shares as of March 6, 2025.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Polomar Health Services, Inc. (the “Company”) amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 which was originally filed with the Securities and Exchange Commission on November 19, 2024 (the “Original Form 10-Q”). The changes to the Original Form 10-Q are in response to comments the Company received from the Securities and Exchange Commission relating to (a) certain adjustments to the weighted average number of shares used in the calculations of net loss per common share for the three and nine months ended September 30, 2023, (b) a further explanation of the basis under generally accepted accounting principles for recording fair market value for the acquisition of certain assets and (c) an expansion of the Company’s revenue recognition policy. In addition, certain changes were made to the financial statements, to change the accounting treatment of the Company’s September 30, 2024 acquisition of Polomar Specialty Pharmacy, LLC, a Florida limited liability company (“Polomar”), whereby, among other things, the Company acquired 100% of Polomar in exchange for the issuance of shares of the Company’s common stock, and Polomar became the wholly-owned subsidiary of the Company (the “Acquisition”). The accounting treatment relating to the Acquisition as disclosed in the Original Form 10-Q provided that the Acquisition was a reverse merger with Polomar as the “accounting acquirer” and the Company as the “legal acquirer”, and accordingly the Company accounted for the transaction as a business combination. Instead, the Company and its Board of Directors, determined that the Acquisition was a recapitalization.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A.

Except as described in this Explanatory Note, this Form 10-Q/A does not modify, amend, or update any of the financial information or any other information set forth in the Original Form 10-Q, and this Form 10-Q/A does not reflect events that occurred subsequent to September 30, 2024.

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

3

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$16,202	$8,808
Inventory	139,903	3,459
Total current assets	156,105	12,267
Property, plant and equipment, net	40,767	-
Leasehold improvements, net	46,963	-
Net property and equipment	87,730	-
Other assets
Operating lease - right-of-use asset, net	57,469	81,665
Non-compete agreement, net	-	4,167
Intellectual property	9,735,000	-
Other intangible assets	250,000	-
Security deposit	9,000	9,000
Total other assets	10,051,469	94,832
Total assets	$10,295,304	$107,099

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$86,328	$39,464
Due to related party	833,586	30,507
Operating lease - current liability	33,849	32,484
Total current liabilities	953,763	102,455
Long-term liabilities
Operating lease - long-term liability	23,620	49,180
Total long-term liabilities	23,620	49,180
Total liabilities	$977,383	$151,635

Stockholders’ deficit
Members’ deficit	-	140,500
Series A Preferred stock, par value $.001; 500,000 shares authorized; 0 and 500,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 27,655,560 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	27,656	109,138
Additional paid-in capital	11,482,638	1,275,156
Accumulated deficit	(2,192,373)	(1,569,830)
Total Stockholders’ deficit	9,317,921	(44,536)

Total liabilities and stockholders’ deficit	$10,295,304	$107,099

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENT OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023

Revenue	9,849	21,457	37,954	24,556

Cost of Goods Sold	985	1,534	16,121	2,070

Gross Profit	8,864	19,923	21,833	22,486

Operating expenses
General and administrative	256,349	147,328	582,119	341,274
Sales and marketing	11,688	7,273	50,098	27,507
Total operating expenses	268,037	154,601	632,217	368,781

Loss from operations	(259,173)	(134,678)	(610,384)	(346,295)

Other expense
Interest expense	(12,160)	(37,485)	(12,160)	(37,485)
Total other income (expense)	(12,160)	(37,485)	(12,160)	(37,485)

Net loss	$(271,333)	$(172,163)	$(622,544)	$(383,780)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	27,655,560	27,655,560	27,655,560	27,655,560

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	500,000	$500	27,597,903	$108,565	$1,169,729	$(1,193,449)	$85,345
Common stock issued for cash	-	-	57,657	$573	$105,427	-	$106,000
Net loss	-	-	-	-	-	$(172,163)	$(172,163)
Balance, September 30, 2023	500,000	$500	27,655,560	$109,138	$1,275,156	$(1,365,611)	$19,182

	Preferred Stock		Common Stock/LLC interests		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,569,830)	$(44,536)
Net loss						$(160,468)	$(160,468)
Balance, March 31, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,730,298)	$(205,004)
Net loss						$(190,742)	$(190,742)
Balance, June 30, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,921,040)	$(395,746)
Reverse merger
Conversion of preferred stock	(500,000)	$(500)	-	-	-	-	$(500)
Conversion and issuance of common stock			-	$(81,482)	$10,207,482		$10,126,000
Conversion of Acquiree’s LLC member interests	-	-	-	$(140,500)	-	-	$(140,500)
Net loss	-	-	-	-	-	$(271,333)	$(271,333)
Balance, September 30, 2024	-	-	27,655,560	$27,656	$11,482,638	$(2,192,373)	$9,317,921

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF CASH FLOWS

September 30, 2024

(Unaudited)

	For the nine months ended
	September 30	September 30
	2024	2023
Cash Flows from Operating Activities
Net loss	$(622,544)	$(383,780)
Changes in assets and liabilities
Bad debt	-	20,000
Forgiveness of receivable - related party	-	37,432
Inventory	(136,443)	-
Depreciation and Amortization	7,330	-
Accounts receivable	-	10,000
Prepaid expenses	-	5,865
Security deposit	-	(9,000)
Accounts payable and accrued liabilities	46,865	5,292
Net cash used in operating activities	(704,792)	(314,191)
Cash flows from investing activities
Purchases of property, plant and equipment	(90,893)	(132,000)
Net cash used in investing activities	(90,893)	(132,000)
Cash Flows from Financing Activities
Due from related party	(30,507)	(183,318)
Proceeds from short-term borrowings	833,586	1,392
Proceeds from the issuance of common stock	-	439,044
Net cash from financing activities	803,079	257,118

Net increase (decrease) in cash	7,394	(189,073)

Cash, beginning of period	8,808	225,619

Cash, end of period	$16,202	$36,546

Supplemental disclosure of cash flow information
Cash paid for interest	$9,128	$495
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

Restatement of September 30, 2024 Unaudited Financial Statements

The Company is restating our September 30, 2024 Financial Statements to reflect the value of certain Intellectual Property Rights, and other intangible assets contributed by Trustfeed Corp. in the reverse merger with Polomar Specialty Pharmacy (the “Accounting Acquirer”). The adjustments to Intellectual property and Other intangible assets resulted in a reduction of Additional paid-in capital.

	As Reported	Adjustment	As Restated
Intellectual property	18,975,000	(9,240,000)	9,735,000
Other intangible assets	-	250,000	250,000
Additional paid-in capital	20,472,638	(8,990,000)	11,482,638

Corporate History and Capital Structure

Polomar Health Services, Inc. (the “Company”) was incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to Healthmed Services Ltd. The Company had no operations and in accordance with Accounting Standards Codification (ASC) Topic 915 was considered to be in the development stage.

On April 16, 2021, Fastbase, Inc., a Nevada corporation (“Fastbase”), and SCI Inc. entered into a Share Purchase Agreement with Mr. James Shipley, the owner 50,000,000 shares of Series A Convertible Preferred Stock in Trustfeed Corp. (“Trustfeed”) for the purchase of 4,750,000 shares of Series A Convertible Preferred Stock for cash consideration of $108,200 USD. Mr. Shipley agreed to cancel 45,000,000 shares in the process. The transaction closed on April 21, 2021.

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

License Agreement

On June 29, 2024, Trustfeed executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), as restated and amended on January 9, 2025 (See Note 5 -Subsequent Events), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable pursuant to the terms of the Agreement.

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

The Company’s wholly owned subsidiary, Polomar Specialty Pharmacy, LLC presently utilizes the licensed IP rights in its inhalable sildenafil products and intends to use the licensed IP rights for inhalable sumatriptan and oral GLP-1 receptor agonists.

Pinata is an affiliate of CWR.

License Agreement Valuation

The Company believes that the IP rights will positively affect the Company’s revenue during the term of the Agreement. Assuming the U.S. Patent and Trademark Office grants patent protection to some or all of the IP Rights, then the Company can expect twenty years of statutory protection of the IP Rights. The Company anticipates that the use of the IP Rights could result in significant gross revenues from the sale of products utilizing the IP Rights.

Utilizing projected net revenues, after deducting contractual royalties and cost of goods sold, through December 31, 2029, derived from the IP Rights that the Company is most likely to utilize we determined that the license had a net present value of $9,735,000. We additionally took into consideration that while the term of the license is perpetual it is non-exclusive, the underlying intellectual property has not as of the date of this filing been granted patent protection by the U.S. Patent and Trademark Office and the license is terminable on one-hundred eighty (180) days notice by either party.

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

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

Identification of the Contract: A contract exists with the customer that defines the rights and obligations of both parties.

Identification of Performance Obligations: The performance obligations under the contract are identified. A performance obligation is a promise to transfer goods to the customer. Determination of Transaction Price: The transaction price is determined based on the consideration to which the company expects to be entitled in exchange for transferring goods to the customer. Allocation of Transaction Price: The transaction price is allocated to each performance obligation based on its standalone selling price.

Recognition of Revenue: Revenue is recognized when control of the goods is transferred to the customer, which generally occurs at a point in time when the goods are shipped or delivered, and the customer obtains legal title. For contracts that include multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. If the standalone selling price is not observable, the company estimates it using appropriate valuation techniques.

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

Intellectual Property

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents, know-how and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized intellectual property on a straight-line basis over 10 years, which represents the estimated useful lives of the patents, know-how and patent license rights. The ten-year estimated useful life is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. We assess the potential impairment to all capitalized net intellectual property costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.

The carrying value of intellectual property as of September 30, 2024, is $9,735,000, which is included within “Other Assets” in the consolidated balance sheets.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. The Company reviews impairment of goodwill at least annually and more frequently if there are signs of impairment. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company need not perform the quantitative assessment.

If based on the qualitative assessment, the Company believes it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment test is required to be performed. This assessment requires the Company to compare the fair value of each reporting unit to its carrying value including allocated goodwill. The Company determines the fair value of its reporting units generally using a combination of the income and market approaches. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of goodwill.

The Company did not record any goodwill for the merger transaction with Polomar.

Other Intangible Assets

Other intangible assets consist of the domain names SlimRx.com, Polomeds.com, Polomarsp.com, Polomarhs.com, and non-proprietary medication formulations. Refer to “Intellectual Property” above for more information on acquired patents, know-how, patent license rights and existing technology. We amortize capitalized other intangible assets on a straight-line basis over 10 years, which is in line with intellectual property that represents the estimated useful lives of the patents, know-how and patent license rights. The Company makes judgments about the recoverability of acquired finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Utilizing the Cost Approach, we determined the cost to acquire, develop and maintain our other intangible assets to be $250,000 over the useful life of the assets.

The carrying value of Other Intangible Assets as of September 30, 2024, is $250,000, which is included within “Other Assets” in the consolidated balance sheets.

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

The Company is authorized to issue 295,000,000 shares of common stock with a par value of $0.001 as of September 30, 2024, and December 31, 2023. On November 4, 2023, Polomar reduced its authorized shares of common stock, par value $0.001 per share, from 1,000,000,000 shares to 295,000,000 shares. On September 3, 2023, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to 1:2,000 at a time and exact ratio amount the Board of Directors deems appropriate. On March 2, 2023, FINRA approved a 1-for-2,000 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company had 27,655,560 and 27,655,560 issued and outstanding shares of common stock as of September 30, 2024, and December 31, 2023, respectively, to give effect to the merger exchange ratio and the reverse split disclosed in Note 5 and the issuance of shares of common stock to shareholders of an operating company in a reverse merger/recapitalization transaction is considered, in substance, to be a stock split. The net loss per share is ($0.01) as of September 30, 2024, and ($0.01) as of September 30, 2023. See “Note 5-Subsequent Events” below.

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

On January 9, 2025, the Company entered into a Restated and Amended Know How and Patent License Agreement with Pinata Holdings, Inc., (the “Restated Agreement”). The Restated Agreement was modified to include Polomar Specialty Pharmacy, LLC as an additional party to the Restated Agreement and the right of the Company to sub-license the licensed intellectual property was removed from the Restated Agreement. All other material terms of the original agreement remain unchanged.

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

License Agreement

On June 29, 2024, Polomar Health Services, Inc., a Nevada corporation (“Company”), executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), as restated and amended on January 9, 2025 (See Note 5 -Subsequent Events) to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable pursuant to the terms of the Agreement.

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

The Company’s wholly owned subsidiary, Polomar Specialty Pharmacy, LLC, presently utilizes the licensed IP rights in its inhalable sildenafil products and intends to use the licensed IP rights for inhalable sumatriptan and oral GLP-1 receptor agonists.

License Agreement Valuation

The Company believes that the IP rights will positively affect the Company’s revenue during the term of the Agreement. Assuming the U.S. Patent and Trademark Office grants patent protection to some or all of the IP Rights then the Company can expect twenty years of statutory protection of the IP Rights. The Company anticipates that the use of the IP Rights could result in significant gross revenues from the sale of products utilizing the IP Rights.

Utilizing projected net revenues, after deducting contractual royalties and cost of goods sold, through December 31, 2029, derived from the IP Rights that the Company is most likely to utilize we determined that the license had a net present value of $9,735,000. We additionally took into consideration that while the term of the license is perpetual it is non-exclusive, the underlying intellectual property has not, as of the date of this filing, been granted patent protection by the U.S. Patent and Trademark Office and the license is terminable on one-hundred eighty (180) days notice by either party

Results of Operations for the Three and Nine Months Ended September 30, 2024, and September 30, 2023

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

Liquidity and Capital Resources

To date, we have not generated material revenues from operations. We have incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2024, we had total current assets of $156,105 and total current liabilities of $953,763. We had working capital of ($797,658) as of September 30, 2024, as compared with ($90,188) as of December 31, 2023.

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

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
2.3*	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan of Merger and Reorganization, dated June 28, 2024
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
3.9	Amended and Restated Articles of Incorporation, dated October 10, 2024 (5)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
10.1	Promissory Note and Loan Agreement dated August 16, 2024 (6)
14.1*	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on September 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024
(6)	Incorporated by Reference to the Current Report on Form 8-K filed August 21, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	March 7, 2025

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	Interim President, Interim Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

