Form 10-K
period 2024-12-31
Polomar Health Services, Inc.
filed 2025-05-22
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-56555

POLOMAR HEALTH SERVICES INC.

(Exact name of registrant as specified in its charter)

Nevada	86-1006313
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10940 Wilshire Boulevard, Suite 1500

Los Angeles, CA 90024

(Address including zip code of registrant’s Principal Executive Offices)

(212) 245-3413

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1,285,237.

Common stock outstanding as of May 16, 2025: 26,657,679 shares

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

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” refer to Polomar Health Services, Inc., including any directly and indirectly wholly owned subsidiaries. “Trustfeed” refer to the Company prior to its September 30, 2024, merger with Polomar Specialty Pharmacy, LLC (“Polomar”), when it was named Trustfeed Corp.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 8.

Risks Related to Our Business and Financial Status

●	We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

●	Since inception, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We are at an early stage of marketing and sales, and we have limited sales history.

●	We may never become profitable.

●	If we fail to obtain additional financing, we may be unable to complete the roll-out of our business and services.

●	Business or economic disruptions or global health concerns could seriously harm our business.

●	We are subject to significant related party short term debt and other current liabilities, which we may be unable to repay.

●	Our competitors may develop and market products that are less expensive than our product candidates.

●	We have an unproven business plan.

●	We have a history of net losses and anticipate that we will continue to incur net losses for the foreseeable future.

●	Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

●	We may not meet our development and commercialization milestones.

●	Our business depends on retaining and attracting highly capable management and operating personnel.

●	We may be unable to manage rapid growth effectively.

●	Credit market volatility and illiquidity may affect our ability to raise capital to finance our operations, manufacturing expansion and growth.

Risks Related to Our Intellectual Property

●	We are substantially dependent on licensed patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

●	A significant portion of our business may infringe on existing patents; Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

Risks Related to Our Common Stock

●	There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

●	We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

ii

●	The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

●	Your interest in us may be diluted if we issue additional shares of common stock.

●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

●	Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●	We intend to issue more shares to raise capital, which will result in substantial dilution.

●	Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

●	We do not intend to pay cash dividends in the foreseeable future.

●	We expect to incur increased costs and demands upon management as a result of being a public company.

●	Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. Furthermore, our management and our independent auditors have identified certain internal control deficiencies, which management and our independent auditors believe constitute material weaknesses.

●	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

●	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

●	Our largest shareholder and its affiliates have substantial control over us and our policies and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

General Risks

●	Political, social and geopolitical conditions can adversely affect our business.

●	Political uncertainty may have an adverse impact on our operating performance and results of operations.

●	Significant Increases in Tariffs on Foreign Goods May Harm the Company’s Financial Results.

●	Information technology failures and data security breaches could harm our business.

●	Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

●	Our Officer and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

iii

PART I

Item 1. Description of Business.

General

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Specialty Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. Polomar also anticipates applying for a drug export permit in early 2025.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 and/or metformin (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by Polomar. The Company also expects to launch PoloMedsTM (polomeds.com) during the second quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications inhalable sildenafil and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

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

Polomar Merger

On September 30, 2024, the transaction described in the Merger Agreement (the “Acquisition”) was completed and the merger was deemed effective. The Acquisition is considered a recapitalization as the historical financial statements of Polomar, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed.

On October 9, 2024, pursuant to the terms of the Merger Agreement, CWR 1, LLC, a shareholder of the Company, returned 50,000,000 shares of the Company’s common stock for cancellation. Also, in October 2024, pursuant to the terms of the Merger Agreement, the Company issued an aggregate of 207,414,147 (pre-split) shares of its common stock to the former Polomar members in the Merger.

Pinata License

On June 29, 2024, we executed a Know How and Patent License Agreement, as amended, with Pinata Holdings, Inc. (“Pinata”), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, eletriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). It is the Company’s intention to utilize the IP Rights in products expected to be manufactured and distributed by us post-Acquisition.

Company Loans

On August 13, 2024, as amended on November 8, 2024, Polomar Specialty Pharmacy, LLC entered into a Promissory Note and Loan Agreement (the “Polomar Note”) with Polomar as the borrower and Reprise Management, Inc. (“Reprise”) as the Lender. Pursuant to the Polomar Note, Reprise agreed to loan to Polomar up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds are being used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar. As of December 31, 2024, the outstanding principal amount of the Note is $716,402.67 plus accrued interest of $29,508.91. The outstanding principal, and any and all accrued and unpaid interest with respect to the Polomar Note, is due and payable on July 31, 2025. Reprise is an affiliate of Daniel Gordon and GLDLP. Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “Note”), as the borrower, with CWR 1, LLC as the lender (“Lender” or “CWR”. Pursuant to the Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of December 31, 2024, the outstanding principal amount of the Note is $380,330.30 plus accrued interest of $12,328.51. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025. The Lender and its affiliates are the record owners of more than 40% of the voting stock of the Company, and is an affiliate of Daniel Gordon and of GLD Partners, LP. (“GLDLP”). Mr. Gordon is the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Corporate Actions

On October 10, 2024, we filed Amended and Restated Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Nevada to effect the following actions:

1. To change the name of the Company from Trustfeed Corp. to Polomar Health Services, Inc.;

2. To increase the Company’s authorized shares of “blank check” preferred stock to 5,000,000; and

3. To effect a reverse stock split with a ratio of 1-for-10.

On November 1, 2024, we effected the 1 for 10 reverse stock split. Accordingly, as of November 1, 2024, there were 27,657,679 shares of our common stock issued and outstanding.

In addition, we adopted our 2024 Equity and Incentive Compensation Plan.

Effective December 12, 2024, the Company’s trading symbol was changed from TRFE to PMHS.

License Agreement

On June 29, 2024, Trustfeed executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), as restated and amended on January 9, 2025 (See Note 7 -Subsequent Events), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, eletriptan, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable pursuant to the terms of the Agreement.

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

Our address is 10940 Wilshire Boulevard, Suite 1500, Los Angeles, CA 90024.

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

Human Capital

As of May 16, 2025, we have two full time employees, two part time employees and one consultant, Terrence M. Tierney. Mr. Tierney oversees day-to-day and administration functions of the Company. As required, we will engage consultants to provide services to the Company, including regulatory, legal and corporate services. We expect to be subject to labor laws and regulations in the U.S. as we grow our operations. These laws and regulations would principally concern matters such as paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment.

We presently do not have pension, health insurance, annuity or other employee benefits; however, we intend to adopt some or all of such employee benefits in the future. There are presently no personal benefits available to any officers, directors, or employees. Our employees are all based in the United States, at our offices located in California, Florida or operating remotely. These employees oversee day-to-day operations of the Company. We are subject to labor laws and regulations that apply to our employees located in our Florida and California offices. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment.

We believe we will be able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

We believe that we provide competitive compensation for our employees. We may also offer annual bonuses and stock-based compensation for eligible employees.

We aim to provide our employees with advanced professional and development skills, so that they can perform effectively in their roles and build their capabilities and career prospects for the future.

We strive to encourage a diversity of views and to create an equal opportunity workplace. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

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

Risks Related to Our Business and Financial Status

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products and services, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

We may not be successful in carrying out our business objectives. The revenue and income potential of our business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan, or if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

Since inception, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even if we successfully develop and market our products and business plan, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

We are at an early stage of marketing and sales, and we have limited sales history.

Our efforts may not lead to commercially successful products, for a number of reasons, including that:

●	our products and services may not be accepted by the individuals or commercial customers;

●	we may not have adequate financial or other resources to complete the commercialization of our products and services; and our services may not be accepted or may have significant competition in the marketplace.

●	If sales are delayed, we may have to raise additional capital or reduce or cease our operations.

We may never become profitable.

To become profitable, we must successfully market and expand our existing and planned products and services. We may never have any significant recurring revenues or become profitable. In order to become profitable, broad acceptance of compounding pharmaceutical services is necessary to make them profitable, and there can be no assurance that we will attain this goal.

If we fail to obtain additional financing, we may be unable to complete the roll-out of our business and services.

Our operations will consume substantial amounts of cash. We expect that our monthly cash used by operations will continue to increase for the next several years. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, commercial acceptance of our products, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of then existing stockholders will be reduced. In addition, any such transaction may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges that rank senior to those of our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail the roll-out of our business and services and adopt an alternative operating model to continue as a going concern.

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world. To date, this outbreak has already resulted in extended shutdowns of businesses around the world, including in the United States. We believe the scope and severity of business shutdowns or disruptions has been significant, and as we and the third parties with whom we engage, including our suppliers and customers and other third parties with whom we conduct business or intend to conduct business, experience shutdowns or other business disruptions, our ability to conduct our business will likely be materially and negatively impacted.

We are subject to significant related party short term debt and other current liabilities, which we may be unable to repay.

We have accrued liabilities, including related party short-term loans payable and other liabilities of over $500,000 as of June 2024, pro forma to take into account the Acquisition. We also expect to incur additional indebtedness from time to time to fund operations, which may come from affiliates. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be required to be used to service such indebtedness.

●	a high level of indebtedness could increase our vulnerability to general adverse economic and industry conditions.

●	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments.

●	a high level of indebtedness may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing.

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry, if any; and

●	any ability to convert or exchange such indebtedness for equity in the Company can cause substantial dilution to existing stockholders of the Company.

Our competitors may develop and market products that are less expensive than our product candidates.

The markets in which we operate and intend to operate are highly competitive. It is possible that our competitors will develop and market products and services that are less expensive, more effective or safer than our existing and planned products and services or that will render our offerings obsolete. We expect that competition from companies in this sector will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as an early-stage company seeking to develop and manufacture new products.

We have a history of net losses and anticipate that we will continue to incur net losses for the foreseeable future.

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $1,341,333 and $587,997 for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $2,911,163.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

We must be able to develop additional commercially viable products for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. We will need to develop adequate marketing capabilities in order to sell our products. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

●	the cost competitiveness of our products;

●	consumer reluctance to try a new product; and

●	consumer perceptions of our products’ safety or efficacy.

We may not meet our development and commercialization milestones.

We have established development and commercialization milestones that we use to assess our progress toward developing a commercially viable business. We cannot assure you that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our commercialization milestones might have a material adverse effect on our operations and the value of our stock.

Our business depends on retaining and attracting highly capable management and operating personnel.

Our success depends in large part on our ability to retain and attract qualified management and operating personnel. To retain and attract key personnel, we plan to use various measures, including employment agreements, a stock incentive plan and incentive payments for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We could face difficulty hiring and retaining qualified management and operating personnel. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

We may be unable to manage rapid growth effectively.

We expect to enter a period of growth, which will place a significant strain on our senior management team and our financial and other resources. Our proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our growth effectively will require us to continue to improve our operations and our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

Credit market volatility and illiquidity may affect our ability to raise capital to finance our operations, manufacturing expansion and growth.

The credit markets have remained illiquid despite injections of capital by the Federal government and foreign governments, and banks and other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers. Companies with low credit ratings may not have access to the debt markets until liquidity improves, if at all. If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans.

Risks Related to Our Intellectual Property

We are substantially dependent on licensed patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

We are and will continue to be materially dependent on a combination of licensed patents, trade secrets, and trademarks, non-disclosure and non-competition agreements, and other intellectual property protections which will enable us to maintain our proprietary competitiveness. We may also be subject to patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we could potentially be involved as a plaintiff and/or as a defendant in a number of patent infringement and/or other contractual or intellectual property related actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of such litigation, we acknowledge the possibility that any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which would have a material adverse effect on the financial condition of our business and on our business operations.

While we intend to defend against any threats to our intellectual property, including our patents, trade secrets, and trademarks, and while we intend to defend against any actual or threatened breaches of our non-disclosure and non-competition agreements, we may not adequately protect our intellectual property or enforce such agreements. Further, patent or trademark applications currently pending that are owned by us may not result in patents or trademarks being issued to us, patents or trademarks issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents or trademarks may be found invalid, unenforceable or insufficiently broad to protect our proprietary advantages.

Competitors may harm our sales by designing products or offering services that mirror the capabilities of our products, or the technology contained therein, without infringing our intellectual property rights. If we are unable to protect our intellectual property, it could have a material adverse effect on our financial condition and business operations.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

A significant portion of our business may infringe on existing patents; Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

We dispense compounded versions of GLP-1 agonist drugs which include liraglutide and semaglutide, these drugs are marketed by Novo Nordisk (Ozempic and Wegovy), respectively. Novo Nordisk holds patent nos. US8129343 (expires December 2031) and US10335462 (expires June 2033) for certain doses of semaglutide utilizing a subcutaneous delivery route. Liraglutide is currently available as a generic drug, and we are exploring various alternative methods of dispensing this medication including oral, intranasal and compounded subcutaneous injection.

Our commercial success will depend in part on our ability to use, sell and offer to sell our products and services without infringing patents or other proprietary rights of third parties. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our or our licensors’ existing or future patents.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have our patents declared invalid, we may incur substantial monetary damages; encounter significant delays in bringing our product candidates to market; or be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

Risks Related to Our Common Stock

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the OTC Pink market. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on a national securities exchange, which we can provide no assurance, we expect that it will continue to be listed on the OTC Pink market. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

We plan to seek listing of our common stock on the NYSE MKT or a Nasdaq exchange as soon as reasonably practicable. We may not currently meet the initial listing standards of any of those exchanges or any other stock exchange and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the common stock on any stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

●	a decline in the stock prices of peer companies; and

●	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

Your interest in us may be diluted if we issue additional shares of common stock.

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock, which we intend to do.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding non-binding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 295,000,000 shares of common stock and 500,000 shares of “blank check” preferred stock. Any additional financings effected by us, and any future conversion of existing indebtedness into our equity securities, may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the securities issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders on an as converted, fully diluted basis. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or other securities convertible into or exchangeable for common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our certificate of incorporation and bylaws may contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We do not intend to pay cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares, and you may lose the entire amount of the investment.

We expect to incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we expect to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of October 11, 2024, we issued an aggregate of approximately 207,414,147 shares of our common stock pursuant to the Merger Agreement, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. All of these restricted securities may be publicly resold under Rule 144 beginning one year following the date of the filing of this Report with the SEC, subject to the limitations and exceptions described in Rule 144.

On November 1, 2024, we effected a 1 for 10 reverse stock split reducing the number of issued and outstanding shares of the Company’s common stock to 27,655,560. Approximately 720,754 of these shares are freely tradable without restriction by stockholders who are not our affiliates.

In addition, in the future, we intend to file one or more registration statements on Form S-8 registering the issuance of 5,000,000 shares of common stock subject to options or other equity awards issued. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

The Company also intends to file one or more registration statements on Form S-1 registering for resale shares held by certain existing stockholders of the Company, which may be affiliates of the Company. Shares registered under these registration statements on Form S-1 will be available for sale in the public market.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us and our business. Securities or industry analysts may elect not to provide coverage of our common stock, and such lack of coverage may adversely affect the market price of our common stock. In the event we do not secure additional securities or industry analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our largest shareholder and its affiliates have substantial control over us and our policies and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

CWR, our largest shareholder, owns approximately 18% of the outstanding shares of Company’s common stock. Daniel Gordon an affiliate of CWR, directly and indirectly, owns or controls approximately 24% of the outstanding shares of the Company’s common stock.

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. The total voting power outstanding in the Company is approximately 27,657,659 votes. CWR and Daniel Gordon thus has power over approximately 14.4 million of the 27,657,659 total votes, or approximately 42% of the total votes.

By virtue of its ownership of common stock, CWR and its affiliates are therefore able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. It could prevent transactions, which would be in the best interests of the other shareholders. The interests of CWR and its affiliates may not necessarily be in the best interests of the shareholders in general.

General Risks

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

Political, social and geopolitical conditions can adversely affect our business.

Political, social and geopolitical conditions in the markets in which our products are expected to be sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events and tensions, wars and other military conflicts in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such conditions have resulted in and could continue to result in exchange rate fluctuation, limitations on access to credit markets and other corporate banking services, including working capital facilities, volatility in global stock markets and global economic uncertainty and heightened risk to employee safety, any of which can adversely affect our business.

Political uncertainty may have an adverse impact on our operating performance and results of operations.

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear as to all of the actions the second Trump administration in the U.S. will implement, and if implemented, how these actions may impact us or how we operate in the U.S., particularly any changes in personnel or processes or procedures at the FDA. Any actions taken by the Trump administration, including the many recent executive orders, may have a negative impact on the U.S. economy in general and on our business, financial condition, and results of operations in particular.

Significant Increases in Tariffs on Foreign Goods May Harm the Company’s Financial Results.

The Company is reliant upon the importation of raw materials and medical devices for use in our business, especially goods imported from China. Any significant change in the tariffs imposed on those goods could affect the Company’s ability to sell its products and services competitively and control its cost structure, which could have a material adverse effect on results of operations.

Information technology failures and data security breaches could harm our business.

As a healthcare services company we are subject to the provisions of the Healthcare Insurance Portability and Accountability Act of 1996 to protect and safeguard the personal health information (“PHI”) of patients for whom we provide services. We use information technology, digital communications and other computer resources to carry out important operational activities (prescription fulfillment, secure PHI disclosures to healthcare providers) and to maintain our business records. We rely on third-party providers to store and secure sensitive data on our behalf, and we have not implemented internal systems and processes to address ongoing and evolving cybersecurity risks. We depend on various partners and service providers, and our software partners, to secure PHI, personal identifiable and confidential information. However, cyberattacks or other security breaches may remain undetected over an extended period of time and may not be addressed in a timely manner to minimize the impact, which could result in substantial costs. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cybersecurity measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.

Our ability to conduct our business may be impaired if these information technology and computer resources, including our websites and customer-facing applications, are compromised, degraded or damaged or if they fail, whether due unintended errors, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions, or loss of connectivity to our networked resources. A significant disruption in the functioning of these resources, or breach thereof, including our website, could damage our reputation and cause us to lose customers, sales and revenue.

In addition, breaches of our information technology systems or data security systems, including cyberattacks and malicious uses of artificial intelligence, could result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information we collect and retain in connection with our business, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial condition, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS CURRENT REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we have identified the following material weaknesses in our internal control over financial reporting and other deficiencies: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. These material weaknesses and deficiencies could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

CWR, our largest shareholder, owns approximately 18% of the outstanding shares of Company’s common stock. Daniel Gordon an affiliate of CWR, directly and indirectly, owns or controls approximately 24% of the outstanding shares of the the Company’s common stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Each share of Series A Preferred Stock is entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 20 votes, including the election of directors. The total voting power outstanding in the company is approximately 27,657,659 votes, including 27,657,679 common shares outstanding with one vote per share, and -0- shares of Series A Preferred Stock with 20 votes per share. CWR and Daniel Gordon thus has power over approximately 14.4 million of the 27,657,659 total votes, or approximately 42% of the total votes.

By virtue of its ownership of common stock, CWR is therefore able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. It could prevent transactions, which would be in the best interests of the other shareholders. CWR’s interests may not necessarily be in the best interests of the shareholders in general.

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories, and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

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

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. Furthermore, our management and our independent auditors have identified certain internal control deficiencies, which management and our independent auditors believe constitute material weaknesses.

Prior to the Acquisition, Polomar was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Following the Acquisition, we must review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, in connection with the Acquisition and becoming a company that files reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section 404 of SOX and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules. We will remain a “smaller reporting company” as long as our public float remains less than $250 million as of the last business day of our most recently-completed second fiscal quarter.

Any ineffective internal control regarding our financial reporting could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected once we become a registrant required to file registration statements with the SEC. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and as executive officers.

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our future reporting obligations.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable for smaller reporting reporting companies.

Item 1C. Cybersecurity

We currently use a third-party sub-contractor to manage Information Technology (IT) issues, including with respect to protection against, detection, and response to cyberattacks but have not adopted an Information Technology Policy as a result of our size and the status of our operations.

Additionally, we utilize third party vendors and service providers for legal, accounting, executive management services, web hosting and maintenance and other activities. We believe that our third-party vendors and service providers have their own respective cybersecurity protocols which our management believes to be adequate for protecting any of the Company’s data that might be in their possession from time to time.

Our chief executive officer and directors are responsible for assessing and managing cybersecurity risks, but our officers and directors do not have specific cybersecurity expertise. We believe that once the Company commences operations, cybersecurity will represent an important component of the Company’s overall approach to risk management and oversight.

The nature of our business provides us with access to personal health information (“PHI”) which is considered protected data under the Health Insurance Portability and Accountability Act of the 1996 (“HIPAA”). Our data storage and websites that access PHI are HIPAA compliant.

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while its operations are suspended. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact us by causing a disruption to our operations, if any, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business, if any, and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including its their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

Item 2. Properties.

Our principal executive offices are located at 10940 Wilshire Boulevard, Suite 705, Los Angeles, CA 90024, which is used by affiliates of CWR. We do not pay any rent or lease payments to CWR or its affiliates for use of the facilities at this time.

We operate a Food, Drug and Cosmetics Act (“FD&C”) compliant 503A compounding pharmacy located at 32866 US Highway 19 N, Palm Harbor, FL 34684.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is qualified for quotation on the OTC Markets- OTC Pink under the symbol “PMHS”.. There is currently only a limited trading market in our shares, and therefore we do not have an established trading market for our common stock. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

The following table shows the high and low bid prices of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2024	$1.500	$0.0703
September 30, 2024	$2.180	$0.7000
June 30, 2024	$1.600	$0.3500
March 31, 2024	$4.000	$1.0938

December 31, 2023	$2.010	$0.6600
September 30, 2023	$3.560	$1.2500
June 30, 2023	$9.900	$3.5000
March 31, 2023	$12.90	$3.0000

Holders

As of May 16, 2025, we had approximately 175 shareholders of record of common stock per our transfer agent’s shareholder list with others being held in street name.

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

In light of these risks and uncertainties and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We operate Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Specialty Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. Polomar also anticipates applying for a drug export permit in early 2025.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 and/or metformin (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by Polomar. The Company also expects to launch PoloMedsTM (polomeds.com) during the second quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications inhalable sildenafil and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the Company’s business model is to provide prescription fulfillment services for third party web based tele-health platforms. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

Revenues

The Company had revenues of $58,824 for the fiscal year ended December 31, 2024, as compared with $41,844 in revenue for the fiscal year ended December 31, 2023. The revenue in 2023 was from pharmacy operations. The Company does not expect to have significant revenues until it is able to raise capital to increase the distribution and demand for our database and services. If the Company is able to obtain funding, it plans to engage in partnerships with larger marketing agencies and influencers to create attention to the Company’s platform.

Operating Expenses

Operating expenses increased to $1,330,399 for the fiscal year ended December 31, 2024, from $478,382 for the fiscal year ended December 31, 2023. Our operating expenses for the fiscal year ended December 31, 2024, consisted mainly of payroll in the amount of $380,476, legal and accounting fees of $198,878 incurred in connection with the merger and associated SEC filings, and consulting fees of $130,399. In comparison, our operating expenses for the fiscal year ended December 31, 2023, consisted mainly of consulting fees of $120,334, programming fees of $87,361, and professional fees of $67,082.

We believe our general and administrative expenses will increase over time as we advance our programs, requiring additional investments in headcount, facilities and other general and administrative operating activities to support our growth, and as we continue to incur expenses associated with public-company compliance.

Other Expenses

We had other expenses of $41,837 for the fiscal year ended December 31, 2024, as compared with other expenses of $147,165 for the fiscal year ended December 31, 2023. Our other expenses for the fiscal year ended December 31, 2024, consisted of interest expense of $41,847. Our other expenses for the fiscal year ended December 31, 2023, consisted of forgiveness of receivable – related party of $146,617.

Net Loss

We recorded a net loss of $1,341,333 for the fiscal year ended December 31, 2024, as compared with a net loss of $587,997 for the fiscal year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had total current assets of approximately $76,813 and total current liabilities of $1,337,778. We had a working capital deficit of $1,260,965, as compared to working capital of $90,188 as of December 31, 2023.

Net cash used by operating activities was $1,019,787 for the fiscal year ended December 31, 2024, as compared with $534,307 cash used for the fiscal year ended December 31, 2023. Our negative operating cash flow for both periods was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $1,108,063 in cash for the fiscal year ended December 31, 2024, as compared with $317,496 for the fiscal year ended December 31, 2023. Our positive financing cash flow for 2024 mainly consisted of advances from the proceeds of related party promissory notes.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2024, the Company had $6,191 cash on hand. At December 31, 2024, the Company has an accumulated deficit of $2,911,163. For the year ended December 31, 2024, the Company had a net loss of $1,341,333, and cash used in operations of $1,019,787. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital for sales and marketing in order to increase the distribution and demand for our database and marketing of our platform, and to pay for ongoing operating expenses. We anticipate adding consultants for technology development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. As of December 31, 2024, we have an accumulated deficit of $2,911,163.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have three directors serving on our Board. The following table lists the name, age and position of the individual who serves as the sole director of the Company, as of May 16, 2025:

Name	Age	Position
Terrence M. Tierney	63	President, Secretary and Director
Gabriel Del Virginia	67	Director
David Spiegel	62	Director

Terrence M. Tierney, President, Secretary, and Director. Mr. Tierney has over 30 years of senior level management experience in both the private and public sectors. From September 2020 to present, Mr. Tierney has served as President of Profesco, Inc., a business management consulting firm focused on corporate strategy, reorganization plans, SEC compliance and tax qualified not-for-profit public charities (501c3). From October 2018, until August 2020, Mr. Tierney was the Corporate Secretary and Chief Administrative Officer of MJ Holdings, Inc., an OTC-markets listed public company. Mr. Tierney has also previously served as the Managing Director of Building for America’s Bravest, a joint venture program between the Gary Sinise Foundation and the Stephen Siller Tunnel to Towers Foundation that builds custom designed “smart homes” for severely wounded U.S. military personnel. Mr. Tierney earned a Bachelor of Science degree in Aeronautics/Professional Pilot from St. Louis University and was awarded a Juris Doctor degree from New York Law School in 1992.

Gabriel Del Virginia, Director, Chairman Audit Committee, member Compensation and Nominating Committees. Mr. Del Virginia, has more than 30 years of experience providing legal representation in various types of public and private business entities in corporate, mergers and acquisitions, financing, litigation and financial restructuring matters, as an associate at several prominent national law firms, including Milbank Tweed Hadley & McCloy, and thereafter as principal of his own law firm, where he has practiced for over 15 years. He graduated from Rutgers University and the Rutgers Law School, clerked for a United States Federal Judge, and is a member of the bars of New Jersey and New York.

David Spiegel, Director, Chairman of the Compensation Committee, member Audit and Nominating Committees. Mr. Spiegel has over 30 years of consulting and senior level management experience in the biotechnology industry, marketing, communications and financial fields, and has consulted in other industries, as well. Since April 1994, he has been the principal and founder of David A. Spiegel, LLC, a general consulting firm that has represented companies that range from the Fortune 50 to start-ups. He is the founder, CEO, President and a member of the Board of Directors of IES Life Sciences, Inc., a private molecular diagnostics company, since January 2013, and the founder, CEO and a member of the Board of Directors of Knowledge Pharmaceuticals Inc., a private drug development company, since January 2022. He is a member of the Board of Directors of and an advisor to Novitrica, a private gene delivery company. In addition to his consulting, Mr. Spiegel founded the Carol H. Barletta Foundation in honor of his late wife. The charity contributes to no kill animal shelters and programs for distressed inner-city youth. David holds a Bachelor of Science degree in Electrical Engineering from the University of Bridgeport in Connecticut and earned an MBA from the Wharton School at the University of Pennsylvania.

Executive Officers

Following is the name, age and other information for our executive officers, as of May 16, 2025. All company officers are or have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Terrence M. Tierney, our President Secretary and Director, is set forth above under “Board of Directors.”

Name	Age	Position
Terrence M. Tierney	63	President, Secretary and Director
Charlie Lin	54	Chief Financial Officer and Treasurer

Charlie Lin, Chief Financial Officer, Treasurer. Mr. Lin is a Certified Public Accountant (“CPA”) and Certified Management Account (“CMA”) He is experienced in the areas of cost control, manufacturing accounting, strategic financial planning, ERP, GAAP compliance, SOX/IFRS compliance, public and private accounting, start-ups, SEC regulation compliance, M&A, private equity and venture capital funding, and capital structure. He has held key roles as CFO and Controller of both public (Deyu Agriculture, Acorn Energy, Wabtec) and private companies (US Seismic Systems, Uptime Energy Drink, MicroFabrica, Foxconn) in heavy manufacturing, food and drink and high-tech startups. Mr. Lin has an MS and BS in Accounting from the University of Wisconsin, he has been a CPA since November 1998, and a CMA since April 2000. Mr. Lin is member of AICPA since April 1999, member of ICPAS (Illinois CPA Society) since March 1999, and member of IMA (Institute of Management Accountants) since July 1998.

Committees of the Board of Directors

At a meeting of the Board of Directors on October 24, 2024, the board unanimously voted to form an Audit Committee and Compensation Committee. On January 27, 2025, the board unanimously voted to form a Nominating Committee. All members of the Audit Committee, the Compensation Committee, and the Nominating Committee are, and are required by the charters of the respective committees to be, independent as determined under Nasdaq Listing rules.

Audit Committee

The Audit Committee is composed of Messrs. Del Virginia and Mr. Spiegel. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Del Virginia is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.polomarhs.com. The Audit Committee held one meeting during the fiscal year ended December 31, 2024.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Spiegel and Del Virginia. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.polomarhs.com. The Compensation Committee held one meeting during the fiscal year ended December 31, 2024.

The function of the compensation committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

Nominating Committee

The Nominating Committee is composed of Messrs. Del Virginia and Spiegel. Each of the members of the Nominating Committee is independent. The Nominating Committee acts pursuant to a written charter which is available through our website at www.polomarhs.com. The Nominating Committee held no meetings during the fiscal year ended December 31, 2024.

The function of the nominating committee is to review and nominate individuals for the Board to appoint as directors of the Company.

As of the date of this filing the Board has not adopted a formal policy concerning the nomination of directors or consideration of director candidates recommended by our security holders. The Company will identify potential nominees from individuals known to its directors and officers who had knowledge and experience relevant to the Company’s business.

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

Code of Business Conduct and Ethics

We have adopted a revised Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

The Company adopted a clawback policy which implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the listing standards of Nasdaq, and requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Company is required to prepare an accounting restatement.

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

Based solely on a review of the copies of such forms furnished to us, we believe that, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, other than a Form 3 for Mr. Daniel Gordon as a 10% stockholder, Mr. Michael Ogburn and Mr. Christopher Price which were not timely filed.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Such policies and procedures are filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Terrence M. Tierney	2024	-	-		-	-	-	-	-
Interim President, Former Chief Financial Officer, Secretary, Former Treasurer and Director (1)	2023	-	-		-	-	-	-	-

Charlie Lin	2024	$65,000		-
Chief Financial Officer, Treasurer (2)	2023	-		-

Brett Rosen	2024	-	-		-	-	-	-	-
Former President, Chief Financial Officer, Secretary, Treasurer and Director (3)	2023	-	-		-	-	-	-	-

(1)	Mr. Tierney was appointed to such positions on and as of March 21, 2024. Effective April 10, 2025, Mr. Tierney has resigned as the Company’s Treasurer and Chief Financial Officer.
(2)	Mr. Lin was appointed Chief Financial Officer and Treasurer effective April 10, 2025.
(3)	Mr. Rosen was appointed to such positions on and as of December 29, 2023, and resigned from all executive employment and director positions effective as of March 21, 2024.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers received or holds any equity awards as of the end of the fiscal year ended December 31, 2024.

Agreement with Mr. Tierney

In furtherance of Mr. Tierney’s appointment as the Company’s sole executive officer, the Company, Mr. Tierney and an affiliate of Mr. Tierney, have entered into a Professional Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, among other things, Mr. Tierney, directly or through his affiliate, will fill the role of President, Chief Financial Officer, Secretary and Treasurer of the Company and otherwise act as the Company’s principal executive officer and principal financial officer. The term of the Agreement was for an initial term ending on the earlier of five months from the effective date or the filing of the Company’s Form 10-Q for the accounting period ending June 30, 2024, and it may be extended by mutual consent or earlier terminated in the event of certain “cause” events as specified in the Agreement. On October 24, 2024, a majority of the members of the Board of Directors voted to extend the Professional Services Agreement between the Company and Mr. Tierney through December 31, 2024, by mutual consent of all the parties to the agreement. On January 27, 2025, a majority of the Board of Directors extended the agreement through March 31, 2025.

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

Director Compensation

None of our directors received any compensation for their services to the Company during the fiscal years ended December 31, 2023 and 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of May 16, 2025, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of May 16, 2025. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 27,657,679 shares of common stock issued and outstanding, as of May 16, 2025. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of May 16 2025, are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Polomar Health Services, Inc., 10940 Wilshire Boulevard, Suite 1500, Los Angeles, CA 90024.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Brett Rosen (1)	-	-
CWR 1, LLC (2)	5,043,760	18.24%
Daniel Gordon (2)(3)(4)	6,678,739	27.15%
Michael Ogburn (5)	2,779,351	10.05%
Christopher Price (6)	2,779,351	10.05%
Terrence M. Tierney	116,666	0.42%
Gabriel Del Virginia	83,335	0.30%
David Spiegel	62,384	0.23%
All directors and executive officers as a group (3 persons)	270 ,719	0.95%

(1)	Effective as of March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he is no longer affiliated with CWR.
(2)	CWR is an affiliate of Daniel Gordon and of GLD Partners, LP. (“GLDLP”)
(3)	Daniel Gordon is the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.
(4)	Daniel Gordon and members of his immediate family own the shares disclosed herein and Mr. Gordon may be deemed to beneficially own these shares.
(5)	Michael Ogburn may be deemed to beneficially own 954,106 shares held by the Michael Ogburn Roth IRA,
954,106 shares held by IX Ranch Trust and 954,106 shares owned by Birdhouse Trust.
(6)	Christopher Price owns 477,053 shares of the Company’s common stock, Mr. Price, as a member of TEC Consulting, LLC (“TEC”) and Investments Alternatives, LLC (“Alternatives”), may be deemed to beneficially own 1,151,149 shares held by TEC and 1,151,149 shares held by Alternatives.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 29, 2023, Fastbase, Inc., which was controlled by Mr. Rasmus Refer, sold 90,437,591 shares (pre-split) of our common stock and 500,000 shares of our preferred stock to CWR for $350,000, leaving Mr. Refer with beneficial ownership of 3,855,000 shares (pre-split) of our common stock. On October 21, 2024, Mr. Refer sold 300,000 shares (pre-split) of common stock in a private transaction reducing the number of shares held to 3,555,000. On September 12, 2024, CWR converted the preferred stock into 10,000,000 shares (pre-split) of the Company’s common stock. On November 1, 2024, the Company effected a 1 for 10 reverse stock split resulting in a reduction to 1,000,000 the number of shares realized by CWR due to the conversion. The stock split also reduced Mr. Refer’s beneficial ownership to 355,500 shares.

Other than as set forth above, as of the consummation of the Transaction, there are no related party transactions between the Company and any of the newly appointed officers or directors that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

The Audit Committee will review all related party transactions. In reviewing and approving related party transactions, the Board will consider, among other things, the relationship of the parties to the Board and the Company in determining that the terms of the related party transactions were consistent with an arms-length transaction and were in the best interests of the Company and our stockholders. In making this determination, the Board will consider the independence of the Company’s management and the Company’s counsel in negotiating the terms of the related party transactions, the overall independence of the Board in reviewing and approving the terms of the related party transactions, the conformity of the terms of the related party transactions with similar deals in the industry and the needs of the Company in relation to funding its ongoing operations. We do not have a written policy regarding specific standards for the consideration of related party transaction but instead rely upon the expertise of our Board and each director’s independence in making a determination that is in the best interests of the Company and our stockholders. It is the intention of the Board to adopt specific criteria regarding the approval of related party transactions.

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

Under such definitions, we consider Mr. Del Virginia and Mr. Spiegel to be independent directors.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board has selected the independent accounting firm of GreenGrowth CPAs, to audit the accounts of the Company for the year ending December 31, 2024.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2023, and 2024, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2024	2023
Audit Fees (1)	$23,000	$20,000
Tax Fees	5,625	-
All Other Fees	-	-

(1)	Audit fees represent fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.

Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.

Pre-Approval Policies and Procedures

The Audit Committee has not yet adopted policies and procedures for pre-approving all services (audit and non-audit) performed by our independent auditors. However, the Board expects that the Audit Committee, will do so and in accordance with any such planned policies and procedures, the Audit Committee will be required to pre-approve all audit and non-audit services to be performed by the independent auditors in order to assure that the provision of such services is in accordance with the rules and regulations of the SEC and does not impair the auditors’ independence. Under any such planned policy, pre-approval would generally be provided up to one year and any pre-approval would be detailed as to the particular service or category of services and would be subject to a specific budget. In addition, the Audit Committee may pre-approve additional services on a case-by-case basis.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024, by and among Trustfeed Corp., Polomar Acquisition, L.L.C. and Polomar Specialty Pharmacy, LLC (5)
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Amended and Restated Articles of Incorporation, dated October 10, 2024 (9)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
4.5	Bylaws (1)
10.1*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc.(4)
10.2	Amended and Restated Know How and Patent License Agreement, dated as of June 29, 2024, between Trustfeed Corp. and Pinata Holdings, Inc.(6)
10.3	Promissory Note and Loan Agreement (7)
10.4	2024 Equity and Incentive Compensation Plan (8)
10.5	Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, with ForHumanity Health, Inc. and Island 40 Group, LLC (10)
10.6	First Amendment to Product Fulfillment and Distribution Agreement dated March 17, 2025 (10)
10.7	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and Gabriel Del Virginia
10.8	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and David Spiegel
14.1	Code of Ethics (3)
19.1	Insider Trading Policy
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	[Clawback Policy]
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on June 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2024
(5)	Incorporated by reference to the Current Report on Form 8-K filed July 2, 2024
(6)	Incorporated by reference to the Current Report on Form 8-K filed January 14, 2025
(7)	Incorporated by reference to the Current Report on Form 8-K filed August 21, 2024
(8)	Incorporated by reference to Appendix B to the Definitive Schedule 14C Information Statement of the Company filed on August 1, 2024
(9)	Incorporated by reference to the Current Report on Form 8-K filed October 17, 2024
(10)	Incorporated by reference to the Current Report on Form 8-K filed March 17, 2025

Item 16. Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polomar Health Services, Inc.

/s/ Terrence M. Tierney
Terrence M. Tierney
President and Chief Executive Officer
Dated: May 22, 2025

/s/ Charlie Lin
Charlie Lin Treasurer and Chief Financial Officer
Dated: May 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence M. Tierney	President, Chief Executive Officer and Director	May 22, 2025
Terrence M. Tierney	(Principal Executive, Financial and Accounting Officer)

/s/ Gabriel Del Virginia	Director	May 22, 2025
Gabriel Del Virginia

/s/ David Spiegel	Director	May 22, 2025
David Spiegel

POLOMAR HEALTH SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Polomar Health Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Polomar Health Services, Inc. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intellectual Property – Valuation

As described in Note X to the financial statements, the Company recognized a finite-lived intangible asset related to intellectual property (IP) acquired through a license agreement. The valuation of the IP was determined using a discounted cash flow model, which required management to make significant estimates and assumptions, including projected sales volumes, royalty rates, product launch timelines, discount rates, and market penetration. The IP accounted for a significant portion of the Company’s total assets as of December 31, 2024.

We identified the valuation of the IP as a critical audit matter due to the significant judgments required by management in estimating future cash flows and the subjective nature of key assumptions. Auditing these estimates and assumptions required a high degree of auditor judgment and the involvement of valuation specialists.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation of the IP included, among others:

●	Evaluating the reasonableness of management’s cash flow projections by comparing them to industry data and forecasted market conditions.
●	Assessing the appropriateness of key assumptions used in the valuation model, including projected revenues, royalty rates, and discount rates.
●	Testing the mathematical accuracy of the discounted cash flow model.
●	Engaging our valuation specialists to assist in assessing the discount rate and comparing the valuation methodology to industry practices.
●	Evaluating the adequacy of the Company’s disclosures regarding the IP valuation and related estimates and assumptions.

May 22, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$6,191	$8,808
Accounts Receivable	$1,845
Inventory	68,777	3,459
Total current assets	76,813	12,267
Property, plant and equipment	41,458	-
Leasehold improvements	49,435	-
Accumulated Depreciations	(9,488)	-
Property and equipment, net	81,405	-
Other assets
Operating lease - right-of-use asset, net	49,180	81,665
Non-compete agreement, net		4,167
Intellectual property	9,735,000	-
Other intangible assets	250,000	-
Accumulated Amortization	(249,625)	-
Security deposit	9,000	9,000
Total other assets	9,793,555	94,832
Total assets	$9,951,773	$107,099

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$164,891	$39,464
Due to related party	-	30,507
Related party promissory notes	1,138,570
Operating lease - current liability	34,317	32,484
Total current liabilities	1,337,778	102,455
Long-term liabilities
Operating lease - long-term liability	14,864	49,180
Total long-term liabilities	14,864	49,180
Total liabilities	$1,352,642	$151,635

Stockholders’ deficit
Members’ deficit	-	140,500
Series A Preferred stock, par value $.001; 500,000 shares authorized; 0 and 500,000 issued and outstanding as of December 31, 2024 and 2023, respectively.	-	500
Common stock; $0.001 par value; 295,000,000 shares authorized; 27,657,679 shares issued and outstanding as of December 31, 2024, and 27,655,560 shares issued and outstanding as of December 31 2023.	27,658	109,138
Additional paid-in capital	11,482,636	1,275,156
Accumulated deficit	(2,911,163)	(1,569,830)
Total Stockholders’ deficit	8,599,131	(44,536)

Total liabilities and stockholders’ deficit	$9,951,773	$107,099

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,	December 31,
	2024	2023

Revenue	58,824	41,844

Cost of Goods Sold	27,921	4,294

Gross Profit	30,903	37,550

Operating expenses
General and administrative	1,284,401	450,450
Sales and marketing	45,998	27,932
Total operating expenses	1,330,399	478,382

Loss from operations	(1,299,496)	(440,832)

Other expense
Interest expense	(41,837)	(495)
Foreign currency gain (loss)	-	(53)
Forgiveness of receivable - related party	-	(146,617)
Total other income (expense)	(41,837)	(147,165)

Net loss	$(1,341,333)	$(587,997)

Net loss per common share: basic and diluted	$(0.05)	$(0.02)
Basic weighted average common shares outstanding	27,656,094	26,112,909

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

Statements of Shareholders’ Equity

	Preferred Stock		Common Stock/LLC interests		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2022	500,000	$500	26,100,125	$107,582	$1,023,476	$37,044	$(981,833)	$186,769
Common stock issued for cash			1,555,435	$1,556	$251,680	$(37,044)		$216,192
Acquiree’s 2023 members’ interest				$140,500				$140,500
Net loss							$(587,997)	$(587,997)
Balance, December 31, 2023	500,000	$500	27,655,560	$249,638	$1,275,156	$-	$(1,569,830)	$(44,536)
Recapitalization
Conversion of preferred stock	(500,000)	$(500)	-	-	-		-	$(500)
Conversion and issuance of common stock	-	-	2,119	$(81,480)	$10,207,480		-	$10,126,000
Conversion of Acquiree’s LLC member interests				$(140,500)				$(140,500)
Net loss							$(1,341,333)	$(1,341,333)
Balance, December 31, 2024	-	-	27,657,679	$27,658	$11,482,636	$-	$(2,911,163)	$8,599,131

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

Statements of Cash Flows

	For the year ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,341,333)	$(587,997)
Changes in assets and liabilities
Inventory	(65,318)	(3,460)
Depreciation and Amortization	263,280	5,833
Accounts receivable	(1,845)	30,000
Prepaid expenses	-	(4,135)
Security deposit	-	(9,000)
Accounts payable and accrued liabilities	125,429	34,452
Net cash used in operating activities	(1,019,787)	(534,307)
Cash flows from investing activities
Purchases of property, plant and equipment	(90,893)	-
Net cash used in investing activities	(90,893)	-
Cash Flows from Financing Activities
Due to related party	(30,507)	(39,196)
Proceeds from related party promissory notes	1,138,570
Proceeds from the issuance of common stock		216,192
Proceeds from members’ interest	-	140,500
Net cash from financing activities	1,108,063	317,496

Net increase (decrease) in cash	(2,617)	(216,811)

Cash, beginning of period	8,808	225,619

Cash, end of period	$6,191	$8,808

Supplemental disclosure of cash flow information
Cash paid for interest	$41,837	$495
Cash paid for taxes	$-	$-

Non-Cash investing and financing transactions
Forgiveness of receivable – related party	$-	$146,617

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Specialty Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. Polomar also anticipates applying for a drug export permit in Q3 2025.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 and/or metformin (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by Polomar. The Company also expects to launch PoloMedsTM (polomeds.com) during the second quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications inhalable sildenafil and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

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

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

DECEMBER 31, 2024

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

Polomar Merger

On September 30, 2024, the transaction described in the Merger Agreement was completed and the merger was deemed effective. The Acquisition is considered a recapitalization as the historical financial statements of Polomar, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed.

On October 9, 2024, pursuant to the terms of the Merger Agreement, CWR 1, LLC, a shareholder of the Company, returned 50,000,000 shares of the Company’s common stock for cancellation. Also, in October 2024, pursuant to the terms of the Merger Agreement, the Company issued an aggregate of 207,414,147 (pre-split) shares of its common stock to the former Polomar members in the Merger.

Pinata License

On June 29, 2024, we executed a Know How and Patent License Agreement, as amended, with Pinata Holdings, Inc. (“Pinata”), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, eletriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). It is the Company’s intention to utilize the IP Rights in products expected to be manufactured and distributed by us post-Acquisition.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

DECEMBER 31, 2024

Company Loans

On August 13, 2024, as amended on November 8, 2024, Polomar Specialty Pharmacy, LLC entered into a Promissory Note and Loan Agreement (the “Polomar Note”) with Polomar as the borrower and Reprise Management, Inc. (“Reprise”) as the Lender. Pursuant to the Polomar Note, Reprise agreed to loan to Polomar up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds are being used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar. As of December 31, 2024, the outstanding principal amount of the Note is $716,402.67 plus accrued interest of $29,508.91. The outstanding principal, and any and all accrued and unpaid interest with respect to the Polomar Note, is due and payable on July 31, 2025. Reprise is an affiliate of Daniel Gordon and GLDLP. Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “Note”), as the borrower, with CWR 1, LLC as the lender (“Lender” or “CWR”. Pursuant to the Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of December 31, 2024, the outstanding principal amount of the Note is $380,330.30 plus accrued interest of $12,328.51. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025. The Lender and its affiliates are the record owners of more than 40% of the voting stock of the Company, and is an affiliate of Daniel Gordon and of GLD Partners, LP. (“GLDLP”). Mr. Gordon is the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Corporate Actions

On October 10, 2024, we filed Amended and Restated Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Nevada to effect the following actions:

1. To change the name of the Company from Trustfeed Corp. to Polomar Health Services, Inc.;

2. To increase the Company’s authorized shares of “blank check” preferred stock to 5,000,000; and

3. To effect a reverse stock split with a ratio of 1-for-10.

On November 1, 2024, we effected the 1 for 10 reverse stock split. Accordingly, as of November 1, 2024, there were 27,657,679 shares of our common stock issued and outstanding.

In addition, we adopted our 2024 Equity and Incentive Compensation Plan.

Effective December 12, 2024, the Company’s trading symbol was changed from TRFE to PMHS.

License Agreement

On June 29, 2024, Trustfeed executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), as restated and amended on January 9, 2025 (See Note 7 -Subsequent Events), to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, eletriptan, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable pursuant to the terms of the Agreement.

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

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

DECEMBER 31, 2024

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

Our address is 10940 Wilshire Boulevard, Suite 1500, Los Angeles, CA 90024.

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

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

DECEMBER 31, 2024

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

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

Inventory

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes raw materials and finished goods of $68,777 as of December 31, 2024.

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

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2024 and 2023.

Intellectual Property

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents, knowhow and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized intellectual property on a straight-line basis over 10 years, which represents the estimated useful lives of the patents, know-how and patent license rights. The ten-year estimated useful life is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. We assess the potential impairment to all capitalized net intellectual property costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2024, the Company had $6,191 cash on hand. At December 31, 2024, the Company has an accumulated deficit of $2,911,163. For the year ended December 31, 2024, the Company had a net loss of $1,341,333, and cash used in operations of $1,019,787. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

Over the next twelve months, management plans to raise additional capital to increase the Company’s operational capacity. However, there is no guarantee the Company will be able to raise sufficient operating capital or that the merger will result in sufficient revenues to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Due to related party

Effective as of August 13, 2024, we entered into a Promissory Note and Loan Agreement (the “Polomar Note”), as the borrower, with Reprise, as the lender. Pursuant to the Note, Reprise agrees to loan to the Company up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of December 31, 2024, the outstanding principal amount of the Note is $716,402.67 plus accrued interest of $29,508.91. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “Note”), as the borrower, with CWR 1, as the lender. Pursuant to the Note, CWR 1 agrees to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of December 31, 2024, the outstanding principal amount of the Note is $380,330.30 plus accrued interest of $12,328.51. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025.

NOTE 5 – NET EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following fiscal years ended:

	December 31,	December 31,
	2024	2023
Numerator
Net loss	$(1,341,333)	$(587,997)
Denominator
Weighted-average shares used to compute basic EPS	27,656,094	26,112,909
Weighted-average shares used to compute diluted EPS	27,656,094	26,122,909
Net (loss) earnings per share
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Net (loss) earnings available to participating securities were not significant for fiscal years 2024 and 2023.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Federal income tax benefit attributable to:
Current operations	$2,911,163	$1,569,830
Less: valuation allowance	(2,911,163)	(1,569,830)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$611,344	$329,664
Less: valuation allowance	(611,344)	(329,664)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,911,163 as of December 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – RECAPITALIZATION

On September 30, 2024, Polomar Specialty Pharmacy, LLC (“Polomar” or “Accounting Acquirer”), merged with Trustfeed Corp. (“Trustfeed” or “Legal Acquirer”). The historical financial statements of the Accounting Acquirer were substituted for the historical financial statements of the Legal Acquirer resulting in a reverse merger.

The evaluation of which entity is the accounting acquirer requires a qualitative and quantitative analysis of a number of factors including operations, revenues, employees and post-merger control. In this case Polomar was operating a fully licensed, revenue generating compounding pharmacy with three full-time and two part time employees, while Trustfeed was a non-operating, fully reporting public company whose sole asset was the right to utilize, via a license agreement, a patent pending medical technology (the “Intellectual Property”).

Reverse mergers can present challenging accounting and reporting requirements. Based upon the circumstances of the reverse merger, the transaction can be classified as an asset acquisition, a capital transaction, or a business combination.

A reverse merger occurs if the entity that issues securities is identified as the accounting acquiree, for accounting purposes and the entity whose equity interests are acquired is the acquirer for accounting purposes. After the transaction, the owners of the private company will have obtained control of the public company and would be identified as the accounting acquirer under ASC 805. In this case, the public company (Trustfeed) is the legal acquirer, but the private company (Polomar) is the accounting acquirer.

The legal acquirer is the surviving legal entity in a reverse acquisition and continues to issue financial statements. In this case Trustfeed Corp. changed its name to Polomar Health Services, Inc. to reflect the “change in control”. While the surviving legal entity may continue, the financial reporting will reflect the accounting from the perspective of the accounting acquirer, in the instant matter, Polomar, except for the legal capital, which is retroactively adjusted to reflect the capital of the legal acquirer (accounting acquiree) in accordance with ASC 805-40-45-1.

The Company adopted ASC 805-40-30-2 that provides guidance on the consideration transferred in a reverse capitalization that includes the acquisition date fair value of Intellectual Property and Other Intangible assets for the survived combined entity.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of December 31, 2024, and 2023. The Company had 27,657,679 and 27,655,560 issued and outstanding shares of common stock as of December 31, 2024, and 2023, respectively.

The Company previously had 5,000,000 authorized shares of preferred stock with a par value of $0.001, which the Company had designated as Series A Preferred Stock. As of December 31, 2023, 500,000 shares of Series A Preferred Stock were issued and outstanding. In conjunction with the Merger and the Series A Preferred Stock designation the 500,000 issued and outstanding shares were converted into 10,000,000 (pre-split) shares of the Company’s common stock. The Company also has 5,000,000 authorized shares of “blank check” preferred stock. As of December 31, 2024, the Company has not designated or issued any of these preferred shares. During the year ended December 31, 2024, the Company issued 2,119 shares to adjust a discrepancy due to the reverse stock split.

NOTE 9 – SUBSEQUENT EVENTS

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

On March 11, 2025, Polomar Health Services, Inc., a Nevada corporation (“Company”), executed a Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, (the “Agreement”) with ForHumanity, Inc., a Delaware corporation (“ForHumanity”) and Island Group 40, LLC (“IG4”).

The Agreement, as amended, allows ForHumanity to exclusively market (through September 30, 2025), the Company’s previously licensed, patent pending, inhalable sildenafil and inhalable sumatriptan. The Company shall be solely responsible for fulfilling valid prescriptions for these medications through our wholly owned subsidiary, Polomar Specialty Pharmacy, LLC (“Polomar”). IG4 provides account management services on behalf of the Company.

The Agreement incorporates the following material terms:

The license is for an initial term of three years and may be automatically renewed for additional terms pursuant to the Agreement, provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

In exchange for a guaranteed payment of $750,000 the Company has granted exclusivity to market the products to potential customers through September 30, 2025. Exclusivity may be extended through March 30, 2026, provided ForHumanity provides at least $1,500,000 in sales revenue to the Company this year. The Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to the Company.

Effective April 10, 2025, the Company’s Board of Directors appointed Charlie Lin, the Company’s current Controller to the office of Treasurer and Mr. Lin shall additionally serve as the Company’s Chief Financial Officer. Also, effective April 10, 2025, Mr. Tierney resigned his positions as Treasurer and Chief Financial Officer.

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with David Spiegel, a director of the Company (the “DS Agreement”). The DS Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Spiegel was appointed to the Board on October 1, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Spiegel is entitled to fiscal compensation in the amount of $36,354.00 and shall receive a total of 104,384 shares of restricted common stock pursuant to the terms of the DS Agreement. On May 15, 2025, the Company issued 62,384 shares of fully vested stock to Mr. Spiegel. The remaining stock compensation due Mr. Spiegel shall vest in equal monthly issuances of 8,400 shares through the end of his initial term on October 16, 2025.

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with Gabe Del Virginia, a director of the Company (the “GDV Agreement”). The GDV Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Del Virginia was appointed to the Board on July 18, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Del Virginia is entitled to fiscal compensation in the amount of $43,750.00 and shall receive a total of 125,000 shares of restricted common stock pursuant to the terms of the GDV Agreement. On May 15, 2025, the Company issued 83,355 shares of fully vested stock to Mr. Del Virginia. The remaining stock compensation due Mr. Del Virginia shall vest in equal monthly issuances of 8,333 shares through the end of his initial term on October 16, 2025.

