Form 10-Q
period 2025-03-31
Polomar Health Services, Inc.
filed 2025-06-30
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,657,679 common shares as of June 20, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2025 and December 31, 2024.

F-2	Statements of Operations for the three months ended March 31, 2025 and March 31, 2024.

F-3	Statements of Stockholders’ Deficit for the three months ended March 31, 2025 and March 31, 2024

F-4	Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2025

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets
Cash	$129,331	$6,191
Accounts Receivable	$1,845	$1,845
Inventory	70,024	68,777
Total current assets	201,200	76,813
Property, plant and equipment	41,458	41,458
Leasehold improvements	49,435	49,435
Accumulated Depreciations	(18,976)	(9,488)
Property and equipment, net	71,917	81,405
Other assets
Operating lease - right-of-use asset, net	40,777	49,180
Non-compete agreement, net
Intellectual property	9,735,000	9,735,000
Other intangible assets	250,000	250,000
Accumulated Amortization	(499,250)	(249,625)
Security deposit	9,000	9,000
Total other assets	9,535,527	9,793,555
Total assets	$9,808,644	$9,951,773

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$118,304	$164,891
Unearned Revenue	$200,000	-
Due to related party	10,000	-
Related party promissory notes	1,297,287	1,138,570
Operating lease - current liability	34,791	34,317
Total current liabilities	1,660,382	1,337,778
Long-term liabilities
Operating lease - long-term liability	5,986	14,864
Total long-term liabilities	5,986	14,864
Total liabilities	$1,666,368	$1,352,642

Stockholders’ deficit
Common stock; $0.001 par value; 295,000,000 shares authorized; 27,657,679 and 27,657,679 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. issued and outstanding	27,658	27,658
Additional paid-in capital	11,482,636	11,482,636
Accumulated deficit	(3,368,018)	(2,911,163)
Total Stockholders’ deficit	8,142,276	8,599,131

Total liabilities and stockholders’ deficit	$9,808,644	$9,951,773

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENT OF OPERATIONS

	For the three months ended
	March 31, 2025	March 31, 2024

Revenue	4,542	13,610

Cost of Goods Sold	1,360	10,897

Gross Profit	3,182	2,713

Operating expenses
General and administrative	398,836	149,280
Sales and marketing	19,754	13,901
Total operating expenses	418,590	163,181

Loss from operations	(415,408)	(160,468)

Other expense
Interest expense	(41,447)	-
Total other income (expense)	(41,447)	—

Net loss	$(456,855)	$(160,468)

Net loss per common share: basic and diluted	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	27,657,679	27,655,560

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,569,830)	$(44,536)
Net loss						$(160,468)	$(160,468)
Balance, March 31, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,730,298)	$(205,004)
Net loss						$(190,742)	$(190,742)
Balance, June 30, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,921,040)	$(395,746)
Reverse merger
Conversion of preferred stock	(500,000)	$(500)	-	-	-	-	$(500)
Conversion and issuance of common stock	-	-	2,119	$(81,480)	$10,207,480	-	$10,126,000
Conversion of Acquiree’s LLC member interests	-	-	-	$(140,500)	-	-	$(140,500)
Net loss						$(271,333)	$(271,333)
Balance, September 30, 2024	-	-	27,657,679	$27,658	$11,482,636	$(2,192,373)	$9,317,921
Net loss						$(718,790)	$(718,790)
Balance, December 31, 2024	-	$-	27,657,679	$27,658	$11,482,636	$(2,911,163)	$8,599,131
Net loss						$(456,855)	$(456,855)
Balance, March 31, 2025	-	$-	27,657,679	$27,658	$11,482,636	$(3,368,018)	$8,142,276

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF CASH FLOWS

September 30, 2024

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net loss	$(456,855)	$(160,468)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and Amortization	259,113	2,499
Changes in assets and liabilities
Inventory	(1,248)	-
Unearned Revenue	200,000	-
Accounts payable and accrued liabilities	(46,587)	(6,794)
Net cash used in operating activities	(45,577)	(164,763)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(41,458)
Net cash used in investing activities	-	(41,458)
Cash Flows from Financing Activities
Due to related party	10,000	225,406
Proceeds from related party promissory notes	158,717	-
Net cash from financing activities	168,717	225,406

Net increase (decrease) in cash	123,140	19,185

Cash, beginning of period	6,191	8,808

Cash, end of period	$129,331	$27,993

Supplemental disclosure of cash flow information
Cash paid for interest	$41,447	$-

The accompanying notes are an integral part of these unaudited financial statements

POLOMAR HEALTH SERVICES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

General

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Specialty Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. Polomar also anticipates applying for a drug export permit in the third quarter of 2025.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 and/or metformin (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by Polomar. The Company also expects to launch PoloMedsTM (polomeds.com) during the third quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications inhalable sildenafil and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the Company’s business model is to provide prescription fulfillment services for third party web based tele-health platforms. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

Corporate History and Capital Structure

The Company incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to HealthMed Services, Ltd. On or about September 2, 2022, the name was changed to Trustfeed Corp. (“Trustfeed”). As a result of the change in ownership of the Company in 2021 by Fastbase, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

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

Polomar Merger

On September 30, 2024, the transaction described in the Merger Agreement was completed and the merger was deemed effective. The Acquisition is considered a “reverse recapitalization” as the historical financial statements of Polomar, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed. As a result of the Acquisition, the Company ceased commercializing the Pre-Existing Business.

On October 9, 2024, pursuant to the terms of the Merger Agreement, CWR 1, LLC, a shareholder of the Company, returned 50,000,000 shares of the Company’s common stock for cancellation. Also, in October 2024, pursuant to the terms of the Merger Agreement, the Company issued an aggregate of 207,414,147 (pre-split) shares of its common stock to the former Polomar members in the Merger.

Company Loans

On August 13, 2024, as amended on November 8, 2024, Polomar Specialty Pharmacy, LLC entered into a Promissory Note and Loan Agreement (the “Polomar Note”) with Polomar as the borrower and Reprise Management, Inc. (“Reprise”) as the Lender. Pursuant to the Polomar Note, Reprise agreed to loan to Polomar up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds are being used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar. As of March 31, 2025, the outstanding principal amount of the Note is $808,094.30 plus accrued interest of $58,477.23. The outstanding principal, and any and all accrued and unpaid interest with respect to the Polomar Note, is due and payable on July 31, 2025. Reprise is an affiliate of Daniel Gordon and GLDLP. Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “Note”), as the borrower, with CWR 1, LLC as the lender (“Lender” or “CWR”. Pursuant to the Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of March 31, 2025, the outstanding principal amount of the Note is $406,037.26 plus accrued interest of $24,677.78. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025. The Lender and its affiliates are the record owners of more than 40% of the voting stock of the Company, and is an affiliate of Daniel Gordon and of GLD Partners, LP. (“GLDLP”). Mr. Gordon is the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

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

FORHumanity Agreement

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

The Company’s address is 10940 Wilshire Boulevard, Suite 1500, Los Angeles, CA 90024.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2025, and December 31, 2024.

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

The carrying value of intellectual property as of March 31, 2025, is $9,248,250, which is included within “Other Assets” in the consolidated balance sheets.

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

Other Intangible Assets

Intangible assets consist of Polomeds.com; Polomarhs.com. Refer to the above Intellectual Property section for more information on acquired patents, know-how, patent license rights and existing technology. We make judgments about the recoverability of acquired finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

The carrying value of Other Intangible Assets as of March 31, 2025, was $237,500, which is included within “Other Non-Current Assets” in the consolidated balance sheets.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2025, the Company had $129,331 cash on hand. As of March 31, 2025, the Company has an accumulated deficit of $3,368,018. For the three months ended March 31, 2025, the Company had a net loss of $456,855 and cash used in operations of $45,577. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2025-01 requires PBEs to adopt the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted.

In May of 2025, the FASB issued ASU 2025-04 to clarify the accounting treatment of share-based compensation payable to a customer. The Company has not engaged in providing share-based compensation to a customer and does not presently anticipate doing so.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to related party

Effective as of August 13, 2024, we entered into a Promissory Note and Loan Agreement (the “Polomar Note”), as the borrower, with Reprise, as the lender. Pursuant to the Note, Reprise agrees to loan to the Company up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of March 31, 2025, the outstanding principal amount of the Note is $808,094 plus accrued interest of $58,478. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “Note”), as the borrower, with CWR 1, as the lender. Pursuant to the Note, CWR 1 agrees to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of March 31, 2025, the outstanding principal amount of the Note is $406,037 plus accrued interest of $24,678. The outstanding principal, and any and all accrued and unpaid interest with respect to the Note, is due and payable on July 31, 2025.

On January 31, 2025, Daniel Gordon, an affiliate of the Company, personally loaned the Company the sum of $10,000. As of April 1, 2025, the loan has been repaid in full.

NOTE 4 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended March 31, 2025 and 2024 consist of the following:

	March 31,	March 31,
	2025	2024
Federal income tax benefit attributable to:
Current operations	$3,368,018	$1,730,298
Less: valuation allowance	(3,368,018)	(1,730,298)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31,	March 31,
	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$707,284	$363,363
Less: valuation allowance	(707,284)	(363,363)
Net deferred tax asset	$-	$-

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of March 31, 2025, and 2024, respectively. The Company had 27,657,679 and 27,655,560 issued and outstanding shares of common stock as of March 31, 2025, and 2024, respectively.

The Company previously had 5,000,000 authorized shares of preferred stock with a par value of $0.001, which the Company had designated as Series A Preferred Stock. As of December 31, 2023, 500,000 shares of Series A Preferred Stock were issued and outstanding. In conjunction with the Merger and the Series A Preferred Stock designation the 500,000 issued and outstanding shares were converted into 10,000,000 (pre-split) shares of the Company’s common stock. The Company also has 5,000,000 authorized shares of “blank check” preferred stock. As of March 31, 2025, the Company has not designated or issued any of these preferred shares. During the year ended December 31, 2024, the Company issued 2,119 shares to adjust a discrepancy due to the reverse stock split.

NOTE 6 – SUBSEQUENT EVENTS

Effective April 10, 2025, the Company’s Board of Directors appointed Charlie Lin, the Company’s current Controller to the office of Treasurer and Mr. Lin shall additionally serve as the Company’s Chief Financial Officer. Also, effective April 10, 2025, Mr. Tierney resigned his position as Treasurer and Chief Financial Officer.

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with David Spiegel, a director of the Company (the “DS Agreement”). The DS Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Spiegel was appointed to the Board on October 1, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Spiegel is entitled to fiscal compensation in the amount of $36,354.00 and shall receive a total of 104,384 shares of restricted common stock pursuant to the terms of the DS Agreement. On June 25, 2025, the Company issued 70,784 shares of fully vested stock to Mr. Spiegel. The remaining stock compensation due Mr. Spiegel shall vest in equal monthly issuances of 8,400 shares through the end of his initial term on October 16, 2025.

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with Gabe Del Virginia, a director of the Company (the “GDV Agreement”). The GDV Agreement provides for Mr. Del Virginia to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Del Virginia was appointed to the Board on July 18, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Del Virginia is entitled to fiscal compensation in the amount of $43,750.00 and shall receive a total of 125,000 shares of restricted common stock pursuant to the terms of the GDV Agreement. On May 15, 2025, the Company issued 91,688 shares of fully vested stock to Mr. Del Virginia. The remaining stock compensation due Mr. Del Virginia shall vest in equal monthly issuances of 8,333 shares through the end of his initial term on October 16, 2025.

On June 21, 2025, the Company entered into a Board of Directors Services Agreement with Terrence M. Tierney, a director of the Company (the “TMT Agreement”). The TMT Agreement provides for Mr. Tierney to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Tierney was appointed to the Board on March 21, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Tierney is entitled to fiscal compensation in the amount of $43,750 for the period March 21, 2024 through June 21, 2025 and shall be entitled to receive a total of 125,000 shares of restricted common stock pursuant to the terms of the TMT Agreement. The remaining stock compensation due Mr. Tierney shall vest in equal monthly issuances of 8,333 shares through the end of his initial term on October 16, 2025.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in each case under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that connects patients with licensed physicians to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 and/or metformin (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. The prescriptions issued via SlimRx are fulfilled by Polomar. The Company also expects to launch PoloMedsTM (polomeds.com) during the third quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded erectile dysfunction medications inhalable sildenafil and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the Company’s business model is to provide prescription fulfillment services for third party web based tele-health platforms. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

Corporate History and Capital Structure

We were incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to HealthMed Services, Ltd. On or about September 2, 2022, the name was changed to Trustfeed Corp. (“Trustfeed”). As a result of the change in ownership of the Company in 2021 by Fastbase, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

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

Polomar Merger

On September 30, 2024, the transaction described in the Merger Agreement was completed and the merger was deemed effective. The Acquisition is considered a “reverse recapitalization” as the historical financial statements of Polomar, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed. As a result of the Acquisition, the Company ceased commercializing the Pre-Existing Business.

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

Results of Operations for the Three Months ended March 31, 2025, and March 31, 2024

Revenues

The Company had revenues of $4,542 for the three ended March 31, 2025, compared to revenues of $13,610 for the three months ended March 31, 2024. The decrease in revenues over the previous accounting period was primarily due to our post merger transition to an online business model.

Operating expenses, which consisted mainly of general and administrative expenses, increased to $398,836 for the three months ended March 31, 2025, from $149,280 for the three months ended March 31, 2024, an approximately 167% increase.

Our operating expenses for the three months ended March 31, 2025, consisted mainly of legal and accounting fees associated with amortization of $249,625, our SEC filings of $36,304 and payroll of $67,568. In comparison, our operating expenses for the three months ended March 31, 2024, consisted mainly of legal and accounting fees associated with our SEC filings of $59,628 and payroll of $41,370.

Net Loss

We recorded a net loss of $456,855 for the three months ended March 31, 2025, as compared with a net loss of $160,468 for the three months ended March 31, 2024, in all cases as a result of the expenses incurred and insufficient revenues generated during the respective periods, as described further above.

Liquidity and Capital Resources

To date, we have not generated material revenues from operations. We have incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2025, we had total current assets of $201,200 and total current liabilities of $1,660,382. We had working capital of ($1,459,182) as of March 31, 2025, as compared with ($1,260,965) as of March 31, 2024.

We currently do not have sufficient cash to fund our operations for the next 12 months and we require additional working capital for ongoing operating expenses, which has been funded during the three-month period ended March 31, 2025, by related party loans. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to obtaining additional capital.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2025, the Company had $129,331 cash on hand and had an accumulated deficit of $3,368,018. For the three months ended March 31, 2025, the Company had a net loss of $456,855 and cash used in operations of $45,577. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash Flows

Net cash used in operating activities was $(45,577) for the three months ended March 31, 2025, as compared with $(164,763) net cash used in operating activities for the three months ended March 31, 2024. The decrease in the net cash used in operating activities was due primarily to increased cash receipts prepaid.

Net cash used in investing activities was $0 for the three months ended March 31, 2025, as compared with $(41,458) net cash used in investing activities for the three months ended March 31, 2024. The decrease in the net cash used in investing activities was due to mainly to fewer purchases of durable equipment.

Financing activities provided $168,717 in cash for the three months ended March 31, 2025, as compared with $225,406 for the three months ended March 31, 2024. Our financing cash flow for 2024 and 2025 consisted mainly of proceeds from related party debt.

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

In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2025-01 requires PBEs to adopt the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K filed on May 22, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
2.3	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan of Merger and Reorganization, dated June 28, 2024
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
3.9	Amended and Restated Articles of Incorporation, dated October 10, 2024 (5)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
10.1	Promissory Note and Loan Agreement dated August 16, 2024 (6)
10.2*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc. (7)
10.3	Amended and Restated Know How and Patent License Agreement, dated as of June 29, 2024, between Trustfeed Corp. and Pinata Holdings, Inc. (8)
10.4	Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, with ForHumanity Health, Inc. and Island 40 Group, LLC (9)
10.5	First Amendment to Product Fulfillment and Distribution Agreement dated March 17, 2025 (9)
10.6	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and Gabriel Del Virginia (10)
10.7	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and David Spiegel (10)
10.8	Board of Directors Services Agreement and Exhibit A thereto, dated June 21, 2025 between the Company and Terrence M. Tierney
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on September 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024
(6)	Incorporated by Reference to the Current Report on Form 8-K filed August 21, 2024
(7)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2025
(8)	Incorporated by reference to the Current Report on Form 8-K filed on January 14, 2025
(9)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025
(10)	Incorporated by reference to the Annual Report on Form 10-K filed on May 22, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	June 30, 2025

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	Interim President and Director
(Principal Executive Officer)

Date:	June 30, 2025

By:	/s/ Charlie Lin
Charlie Lin
Title:	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

