Form 10-Q
period 2025-06-30
Polomar Health Services, Inc.
filed 2025-08-19
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,945,130 common shares as of August 18, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2025 and December 31, 2024.

F-2	Statements of Operations for the three and six months ended June 30, 2025 and June 30, 2024.

F-3	Statements of Stockholders’ Deficit for the three and six months ended June 30, 2025 and June 30, 2024.

F-4	Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2025

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2025, are not necessarily indicative of the results that can be expected for the full year.

3

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$4,678	$6,191
Accounts Receivable	$1,845	$1,845
Inventory	74,395	68,777
Other current assets	12,136	-
Total current assets	93,054	76,813
Property, plant and equipment	41,458	41,458
Leasehold improvements	49,435	49,435
Accumulated Depreciations	(28,464)	(9,488)
Property and equipment, net	62,429	81,405
Other assets
Operating lease - right-of-use asset, net	32,257	49,180
Intellectual property	9,735,000	9,735,000
Other intangible assets	250,000	250,000
Accumulated Amortization	(748,875)	(249,625)
Security deposit	9,000	9,000
Total other assets	9,277,382	9,793,555
Total assets	$9,432,865	$9,951,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$172,114	$164,891
Unearned Revenue	$200,000	-
Due to related party	35,000	-
Related party promissory notes	597,550	1,138,570
Operating lease - current liability	32,257	34,317
Total current liabilities	1,036,921	1,337,778
Long-term liabilities
Operating lease - long-term liability	-	14,864
Total long-term liabilities	-	14,864
Total liabilities	$1,036,921	$1,352,642

Stockholders’ deficit
Series A Preferred stock, par value $.001; 5,000,000 shares authorized; 15 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	-
Common stock; $0.001 par value; 295,000,000 shares authorized; 27,945,130 and 27,657,679 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	27,945	27,658
Additional paid-in capital	12,341,580	11,482,636
Accumulated deficit	(3,973,581)	(2,911,163)
Total Stockholders’ deficit	8,395,944	8,599,131

Total liabilities and stockholders’ deficit	$9,432,865	$9,951,773

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENT OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	5,470	14,495	10,011	28,105

Cost of Goods Sold	1,638	4,239	2,998	15,136

Gross Profit	3,832	10,256	7,013	12,969

Operating expenses
General and administrative	556,658	186,934	955,494	336,780
Sales and marketing	10,507	14,064	30,261	27,399
Total operating expenses	567,165	200,998	985,755	364,179

Loss from operations	(563,333)	(190,742)	(978,742)	(351,210)

Other expense
Interest expense	(42,230)	-	(83,676)	-
Total other income (expense)	(42,230)	-	(83,676)	-

Net loss	$(605,563)	$(190,742)	$(1,062,418)	$(351,210)

Net loss per common share: basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Basic weighted average common shares outstanding	27,667,155	27,655,560	27,627,470	27,655,560

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,569,830)	$(44,536)
Net loss						$(160,468)	$(160,468)
Balance, March 31, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,730,298)	$(205,004)
Net loss						$(190,742)	$(190,742)
Balance, June 30, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$(1,921,040)	$(395,746)
Reverse merger
Conversion of preferred stock	(500,000)	$(500)	-	-	-	-	$(500)
Conversion and issuance of common stock	-	-	2,119	$(81,480)	$10,207,480	-	$10,126,000
Conversion of Acquiree’s LLC member interests	-	-	-	$(140,500)	-	-	$(140,500)
Net loss						$(271,333)	$(271,333)
Balance, September 30, 2024	-	-	27,657,679	$27,658	$11,482,636	$(2,192,373)	$9,317,921
Net loss						$(718,790)	$(718,790)
Balance, December 31, 2024	-	$-	27,657,679	$27,658	$11,482,636	$(2,911,163)	$8,599,131
Net loss						$(456,855)	$(456,855)
Balance, March 31, 2025	-	$-	27,657,679	$27,658	$11,482,636	$(3,368,018)	$8,142,276
Conversion of preferred stock	150	$-			$750,000		$750,000
Issuance of RSU			287,451	287	108,944		109,231
Net loss						$(605,563)	$(605,563)
Balance, June 30, 2025	150	$-	27,945,130	$27,945	$12,341,580	$(3,973,581)	$8,395,944

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net loss	$(1,062,418)	$(351,210)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and Amortization	518,226	4,167
Stock-based Compensation	109,231	-
Changes in assets and liabilities
Inventory	(5,618)	(104,649)
Unearned Revenue	200,000	-
Accounts payable and accrued liabilities	7,222	39,021
Net cash used in operating activities	(233,357)	(412,671)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(80,232)
Net cash used in investing activities	-	(80,232)
Cash Flows from Financing Activities
Due to related party	35,000	503,952
Proceeds from related party promissory notes	196,844	-
Net cash from financing activities	231,844	503,952

Net increase (decrease) in cash	(1,513)	11,049

Cash, beginning of period	6,191	8,808

Cash, end of period	$4,678	$19,857

Supplemental disclosure of cash flow information
Cash paid for interest	$83,676	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

General

The Company operates Polomar Specialty Pharmacy, LLC (“Polomar Pharmacy”) a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians, physician assistants and nurse practitioners. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. Polomar also anticipates applying for a drug export permit in the fourth quarter of 2025.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that will be able to connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 (VitaSlimTM) and/or complimented by our proprietary metformin gummy (VitaSlim PlusTM). We expect to launch SlimRxTM telehealth platform in early Q4 2025.

The Company filed an application for statutory trademark protection with the United States Trademark and Patent Office (“USPTO”) for SlimRx on August 29, 2024. The Company received an Office Action Letter from the USPTO on April 27, 2025, regarding the application. We have received an extension of time to respond to the USPTO’s letter until October 24, 2025. Polomar will fulfill all prescriptions received through the SlimRx website.

The Company also expects to launch PoloMedsTM (polomeds.com) during the fourth quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, pursuant to our license agreement with Pinata, Inc. (the “Pinata License”), sulfonylureas, and insulin; compounded erectile dysfunction medications including testosterone, inhalable sildenafil (InhalEDTM), pursuant to the Pinata License, and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the Company’s business model is to provide prescription fulfillment services for third party web-based telehealth platforms, clinics, hospitals and large physician groups. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

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

Company Loans

On August 13, 2024, as amended on November 8, 2024, Polomar Specialty Pharmacy, LLC entered into a Promissory Note and Loan Agreement with Polomar Pharmacy as the borrower and Reprise Management, Inc. (“Reprise”) as the Lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, the Lender exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise is an affiliate of Daniel Gordon and GLDLP. Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR 1, LLC as the lender (“Lender” or “CWR”). Pursuant to the CWR Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of June 30, 2025, the outstanding principal amount of the Note was $450,000, inclusive of all accrued interest. On July 2, 2025, the Company and Lender executed an amendment to the CWR Note (“First Amendment”), effective as of June 30, 2025, the Lender exchanged the Note for 90 shares of the Company’s Series A Convertible Stock. The Company considers the CWR Note paid in full as of June 30, 2025.

CWR, an affiliate of the Company, owns approximately 18% of the issued and outstanding shares of the common stock of the Company. Daniel Gordon, CWR’s manager controls or beneficially owns approximately 24% of the issued and outstanding common stock of the Company; therefore, Mr. Gordon has voting control over approximately 42% of the issued and outstanding shares of the Company’s common stock.

Corporate Actions

On October 10, 2024, the Company filed Amended and Restated Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Nevada to effect the following actions:

1. To change the name of the Company from Trustfeed Corp. to Polomar Health Services, Inc.;

2. To increase the Company’s authorized shares of “blank check” preferred stock to 5,000,000; and

3. To effect a reverse stock split with a ratio of 1-for-10.

On November 1, 2024, the Company effected the 1 for 10 reverse stock split. Accordingly, as of November 1, 2024, there were 27,657,679 shares of our common stock issued and outstanding.

In addition, the Company adopted our 2024 Equity and Incentive Compensation Plan.

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

In exchange for a guaranteed payment of $750,000 the Company has granted exclusivity to market the products to potential customers through March 31, 2026. Exclusivity may be extended through June 30, 2026, provided ForHumanity provides at least $1,500,000 in sales revenue to the Company during the first quarter of 2026. The Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to the Company.

Appointment of CFO

Effective April 10, 2025, the Company’s Board of Directors appointed Charlie Lin, the Company’s current Controller to the office of Treasurer and Mr. Lin shall additionally serve as the Company’s Chief Financial Officer. Also, effective April 10, 2025, Mr. Tierney resigned his position as Treasurer and Chief Financial Officer.

Director Services Agreements

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with David Spiegel, a director of the Company (the “DS Agreement”). The DS Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Spiegel was appointed to the Board on October 1, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Spiegel is entitled to fiscal compensation in the amount of $36,354.00 and shall receive a total of 104,384 shares of restricted common stock pursuant to the terms of the DS Agreement. On June 25, 2025, the Company issued 70,784 shares of fully vested stock to Mr. Spiegel. The remaining stock compensation due Mr. Spiegel shall vest in equal monthly issuances of 8,400 shares through the end of his initial term on October 16, 2025 (See Note 6 – Subsequent Events regarding additional share issuances)

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with Gabe Del Virginia, a director of the Company (the “GDV Agreement”). The GDV Agreement provides for Mr. Del Virginia to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Del Virginia was appointed to the Board on July 18, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Del Virginia is entitled to fiscal compensation in the amount of $43,750.00 and shall receive a total of 125,000 shares of restricted common stock pursuant to the terms of the GDV Agreement. On June 27, 2025, the Company issued 91,677 shares of fully vested restricted stock to Mr. Del Virginia. The remaining stock compensation due Mr. Del Virginia shall vest in equal monthly issuances of 8,333 shares through the end of his initial term on October 16, 2025.

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

The Company’s address is 10940 Wilshire Boulevard, Suite 1500, Los Angeles, CA 90024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2025, and December 31, 2024.

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

The carrying value of intellectual property as of June 30, 2025, is $9,004,875, which is included within “Other Assets” in the consolidated balance sheets.

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

The carrying value of Other Intangible Assets as of June 30, 2025, was $231,250, which is included within “Other Non-Current Assets” in the consolidated balance sheets.

Going Concern

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2025, the Company had $4,678 cash on hand. As of June 30, 2025, the Company has an accumulated deficit of $3,973,581. For the six months ended June 30, 2025, the Company had a net loss of $1,062,418 and cash used in operations of $233,357. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Losses. This ASU update provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to related party

On August 13, 2024, as amended on November 8, 2024, Polomar Specialty Pharmacy, LLC entered into a Promissory Note and Loan Agreement with Polomar Pharmacy as the borrower and Reprise Management, Inc. (“Reprise”) as the Lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, the Lender exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise is an affiliate of Daniel Gordon and GLDLP. Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Effective as of August 16, 2024, we entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR 1, LLC as the lender (“Lender” or “CWR”). Pursuant to the CWR Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,622.56 was made, which funds are being used to repay the Lender all amounts due to Lender pursuant to prior undocumented loans provided by Lender to the Company. As of June 30, 2025, the outstanding principal amount of the Note was $450,000, inclusive of all accrued interest. On July 2, 2025, the Company and Lender executed an amendment to the CWR Note (“First Amendment”), effective as of June 30, 2025, the Lender exchanged the Note for 90 shares of the Company’s Series A Convertible Stock. The Company considers the CWR Note paid in full as of June 30, 2025.

On January 31, 2025, Daniel Gordon, an affiliate of the Company, personally loaned the Company the sum of $10,000. As of April 1, 2025, the loan has been repaid in full.

On July 21, 2025, the Company entered into a new Promissory Note and Loan Agreement with CWR (“CWR Note II”).

The Note incorporates the following material terms:

The Company may draw up to $150,000 per the terms of the CWR Note II. The Company is required to meet certain milestones as more fully described in the Note in order to draw funds from CWR.

The CWR Note II shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the CWR Note II.

The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the CWR Note II is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

As of the date of this filing the Company has received an initial draw pursuant to the terms of the Note in the amount of $60,000.

CWR, an affiliate of the Company, owns approximately 18% of the issued and outstanding shares of the common stock of the Company. Daniel Gordon, CWR’s manager controls or beneficially owns approximately 24% of the issued and outstanding common stock of the Company; therefore, Mr. Gordon has voting control over approximately 42% of the issued and outstanding shares of the Company’s common stock.

On July 28, 2025, the Company entered into a Promissory Note and Loan Agreement (the “Profesco Note”) with Profesco Holdings, LLC., a Michigan limited liability company (“Profesco Holdings”).

The Note incorporates the following material terms:

●	The Company may draw up to $100,000 per the terms of the Note.

●

The Note shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Note. The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

Terrence M. Tierney, the Company’s interim CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of the date of the filing, the Company has received draws pursuant to the terms of the Note in the aggregate amount of $87,378.46.

NOTE 4 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended June 30, 2025 and 2024 consist of the following:

	June 30,	June 30,
	2025	2024
Federal income tax benefit attributable to:
Current operations	$3,973,581	$1,921,040
Less: valuation allowance	(3,973,581)	(1,921,040)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$834,452	$403,418
Less: valuation allowance	(834,452)	(403,418)
Net deferred tax asset	$-	$-

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of June 30, 2025, and 2024, respectively. The Company had 27,945,130 and 27,655,560 issued and outstanding shares of common stock as of June 30, 2025, and 2024, respectively.

The Company previously had 5,000,000 authorized shares of preferred stock with a par value of $0.001, which the Company had designated as Series A Preferred Stock. As of December 31, 2023, 500,000 shares of Series A Preferred Stock were issued and outstanding. In conjunction with the Merger and the Series A Preferred Stock designation the 500,000 issued and outstanding shares were converted into 10,000,000 (pre-split) shares of the Company’s common stock. The Company also has 5,000,000 authorized shares of “blank check” preferred stock. As of June 30, 2025, the Company has not designated or issued any of these preferred shares. During the year ended December 31, 2024, the Company issued 2,119 shares to adjust a discrepancy due to the reverse stock split.

NOTE 6 – SUBSEQUENT EVENTS

On July 15, 2025, the Company issued an additional 8,333 shares of restricted common stock to Gabriel Del Virginia and Terrence Tierney per the terms of their respective Director Services Agreements. Also, on July 15, 2025, the Company issued an additional 8,400 shares of restricted common stock to David Spiegel per the terms of his Director Services Agreement.

On July 21, 2025, the Company entered into a new Promissory Note and Loan Agreement with CWR (“CWR Note II”).

The Note incorporates the following material terms:

The Company may draw up to $150,000 per the terms of the CWR Note II. The Company is required to meet certain milestones as more fully described in the Note in order to draw funds from CWR.

The CWR Note II shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the CWR Note II.

The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the CWR Note II is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

As of the date of this filing the Company has received an initial draw pursuant to the terms of the Note in the amount of $60,000.

CWR, an affiliate of the Company, owns approximately 18% of the issued and outstanding shares of the common stock of the Company. Daniel Gordon, CWR’s manager controls or beneficially owns approximately 24% of the issued and outstanding common stock of the Company; therefore, Mr. Gordon has voting control over approximately 42% of the issued and outstanding shares of the Company’s common stock.

On July 23, 2025, the Company, Polomar Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Altanine Inc., a Nevada corporation (“Altanine”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Altanine, with Altanine continuing as the surviving company (the “Surviving Company”) and a wholly owned subsidiary of the Company (the “Altanine Merger”).

Following the consummation of the Altanine Merger, former common stockholders of Altanine are expected to own an aggregate of approximately 80% of the then-issued and outstanding shares of Company common stock and current common stockholders of the Company are expected to own an aggregate of approximately 20% of the then-issued and outstanding shares of Company common stock. The Company also agreed to assume Altanine’s existing incentive plan and all outstanding options granted by Altanine, as adjusted by the Exchange Ratio. Additionally, at the Effective Time, all unexercised and unexpired warrants to purchase shares of Altanine common stock or preferred stock, then outstanding shall be converted into and become a warrant to purchase the Company’s common stock, as adjusted by the Exchange Ratio.

The board of directors of the Company (the “Board”) and of Altanine unanimously approved the Merger Agreement and the transactions contemplated thereby.

The foregoing summary of the Altanine Merger Agreement and the Altanine Merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Altanine Merger Agreement, a copy of which is herein incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2025

On July 28, 2025, the Company executed Addendum #3 to the Professional Services Agreement in effect between Profesco, Inc., Terrence M. Tierney and the Company (the “Services Agreement”).

Polomar, Profesco and Tierney agree as follows:

1.	The ServiceAgreement shall be extended through August 31, 2025.
2.	Total compensation for the period commencing on April 1, 2025, through August 31, 2025, shall be at a flat rate of sixty-four thousand and 00/100 dollars ($64,000.00) plus reasonable approved expenses.
3.	Profesco shall issue to Polomar semi-monthly invoices for services rendered pursuant to the Agreement.
4.	Tierney shall continue to serve as the President, interim CEO and Secretary of Polomar.
5.	The remaining terms of the Agreement shall remain unchanged and in full effect.

On July 28, 2025, the Company entered into a Promissory Note and Loan Agreement (the “Profesco Note”) with Profesco Holdings, LLC., a Michigan limited liability company (“Profesco Holdings”).

The Note incorporates the following material terms:

●	The Company may draw up to $100,000 per the terms of the Note.

●

The Note shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Note. The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

Terrence M. Tierney, the Company’s interim CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of the date of the filing, the Company has received draws pursuant to the terms of the Note in the aggregate amount of $87,378.46.

On August 15, 2025, the Company issued an additional 8,333 shares of restricted common stock to Gabriel Del Virginia, 7,695 shares of restricted common stock to Terrence Tierney and 8,400 shares of restricted common stock to David Spiegel per the terms of their respective Director Services Agreements.

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

Company Overview

We operate Polomar Specialty Pharmacy, LLC (“Polomar Pharmacy”) a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by licensed physicians, physician assistants and nurse practitioners. As a result, the Company is presently authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar is also actively seeking approval and authorization in other states and expects to be able to provide prescription medications in a majority of U.S. states by the end of 2025. Polomar also anticipates applying for a drug export permit in the fourth quarter of 2025.

We also own SlimRxTM (www.slimrx.com), a weight loss focused online platform that will be able to connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide compounded with vitamin B-12 (VitaSlimTM) and/or complimented by our proprietary metformin gummy (VitaSlim PlusTM). We expect to launch SlimRxTM telehealth platform in early Q4 2025.

We filed an application for statutory trademark protection with the United States Trademark and Patent Office (“USPTO”) for SlimRx on August 29, 2024. The Company received an Office Action Letter from the USPTO on April 27, 2025, regarding the application. We have received an extension of time to respond to the USPTO’s letter until October 24, 2025. Polomar will fulfill all prescriptions received through the SlimRx website.

We also expects to launch PoloMedsTM (polomeds.com) during the fourth quarter of 2025 to fulfill prescriptions for diabetes medications including metformin compounds, pursuant to our license agreement with Pinata, Inc. (the “Pinata License”), sulfonylureas, and insulin; compounded erectile dysfunction medications including testosterone, inhalable sildenafil (InhalEDTM), pursuant to the Pinata License, and Polomar’s prescription only, exclusive dermatological formulations co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions.

An integral part of the our business model is to provide prescription fulfillment services for third party web-based telehealth platforms, clinics, hospitals and large physician groups. This “wholesale” part of the business is expected to experience steady growth over the next twelve to eighteen months.

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

In exchange for a guaranteed payment of $750,000 the Company has granted exclusivity to market the products to potential customers through June 30, 2026. Exclusivity may be extended through June 30, 2026, provided ForHumanity provides at least $1,500,000 in sales revenue to the Company during the first quarter of 2026. The Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to the Company.

Appointment of CFO

Effective April 10, 2025, the Company’s Board of Directors appointed Charlie Lin, the Company’s current Controller to the office of Treasurer and Mr. Lin shall additionally serve as the Company’s Chief Financial Officer. Also, effective April 10, 2025, Mr. Tierney resigned his position as Treasurer and Chief Financial Officer.

Director Services Agreements

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with David Spiegel, a director of the Company (the “DS Agreement”). The DS Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Spiegel was appointed to the Board on October 1, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Spiegel is entitled to fiscal compensation in the amount of $36,534. 0 and shall receive a total of 104,384 shares of restricted common stock pursuant to the terms of the DS Agreement. On June 25, 2025, the Company issued 70,784 shares of fully vested stock to Mr. Spiegel. The remaining stock compensation due Mr. Spiegel shall vest in equal monthly issuances of 8,400 shares through the end of his initial term on October 16, 2025.

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

On June 21, 2025, the Company entered into a Board of Directors Services Agreement with Terrence M. Tierney, a director of the Company (the “TMT Agreement”). The TMT Agreement provides for Mr. Tierney to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Tierney was appointed to the Board on March 21, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Tierney is entitled to fiscal compensation in the amount of $43,750 for the period March 21, 2024 through June 21, 2025 and shall be entitled to receive a total of 125,000 shares of restricted common stock pursuant to the terms of the TMT Agreement. For the period June 22, 2025, through October 16, 2025, Mr. Tierney shall receive additional compensation in the amount of $11,083.33 for continued service on the Board from June 22, 2025, through October 16, 2025. The remaining stock compensation due Mr. Tierney shall vest as follows: a) 8,333 shares on July 15, 2025, 7,695 shares on August 15, 2025, 7,819 shares on September 15, 2025, and 7,820 shares on October 16, 2035.

See Note 6 – Subsequent Events for additional information.

Results of Operations for the Six Months ended June 30, 2025, and June 30, 2024

Revenues

The Company had revenues of $10,011 for the six ended June 30, 2025, compared to revenues of $28,105 for the six months ended June 30, 2024. The decrease in revenues over the previous accounting period was primarily due to our post merger transition to an online business model.

Operating expenses, which consisted mainly of general and administrative expenses, increased to $985,755 for the six months ended June 30, 2025, from $364,179 for the six months ended June 30, 2024, an approximately 171% increase.

Our operating expenses for the six months ended June 30, 2025, consisted mainly of legal, professional and accounting fees of $116,897, amortization of $499,252 payroll of $163,724 and stock-based compensation of $109,231. In comparison, our operating expenses for the six months ended June 30, 2024, consisted mainly of legal and accounting fees associated with our SEC filings of $71,323 and payroll of $106,040.

Net Loss

We recorded a net loss of $1,062,418 for the six months ended June 30, 2025, as compared with a net loss of $351,210 for the six months ended June 30, 2024, in all cases as a result of the expenses incurred and insufficient revenues generated during the respective periods, as described further above.

Liquidity and Capital Resources

To date, we have not generated material revenues from operations. We have incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2025, we had total current assets of $93,054 and total current liabilities of $1,036,921. We had working capital of ($943,867) as of June 30, 2025, as compared with ($1,260,965) as of June 30, 2024.

We currently do not have sufficient cash to fund our operations for the next 12 months and we require additional working capital for ongoing operating expenses, which has been funded during the three-month period ended June 30, 2025, by related party loans. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to obtaining additional capital.

Management is currently in the process of looking for additional investors. Currently, loans from banks or other traditional lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our restricted common stock. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2025, the Company had $4,678 cash on hand and had an accumulated deficit of $3,973,581. For the six months ended June 30, 2025, the Company had a net loss of $1,062,418 and cash used in operations of $233,357. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash Flows

Net cash used in operating activities was $(233,357) for the six months ended June 30, 2025, as compared with $(164,763) net cash used in operating activities for the six months ended June 30, 2024. The decrease in the net cash used in operating activities was due primarily to increased cash receipts prepaid.

Net cash used in investing activities was $0 for the six months ended June 30, 2025, as compared with $(80,232) net cash used in investing activities for the six months ended June 30, 2024. The decrease in the net cash used in investing activities was due to mainly to fewer purchases of durable equipment.

Financing activities provided $231,844 in cash for the six months ended June 30, 2025, as compared with $503,952 for the six months ended June 30, 2024. Our financing cash flow for 2024 and 2025 consisted mainly of proceeds from related party debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
2.3	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan of Merger and Reorganization, dated June 28, 2024
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
3.9	Amended and Restated Articles of Incorporation, dated October 10, 2024 (5)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
10.1	Promissory Note and Loan Agreement dated August 16, 2024 (6)
10.2*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc. (7)
10.3	Amended and Restated Know How and Patent License Agreement, dated as of June 29, 2024, between Trustfeed Corp. and Pinata Holdings, Inc. (8)
10.4	Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, with ForHumanity Health, Inc. and Island 40 Group, LLC (9)
10.5	First Amendment to Product Fulfillment and Distribution Agreement dated March 17, 2025 (9)
10.6	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and Gabriel Del Virginia (10)
10.7	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and David Spiegel (10)
10.8	Board of Directors Services Agreement and Exhibit A thereto, dated June 21, 2025 between the Company and Terrence M. Tierney (11)
10.9	Promissory Note and Loan Agreement with CWR 1, LLC dated July 21, 2025 (12)
10.10	Merger Agreement between Polomar Health Services, Inc. and Altanine, Inc. dated July 23, 2025 (13)
10.11*	Addendum # 3 to the Professional Services Agreement dated March 21, 2024, by and among Polomar Health Services, Inc. (f/k/a Trustfeed Corp.), Terrence M. Tierney and Profesco Inc. (13)
10.12	Promissory Note and Loan Agreement with Profesco Holdings, LLC dated July 28, 2025 (13)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on September 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024
(6)	Incorporated by Reference to the Current Report on Form 8-K filed August 21, 2024
(7)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2025
(8)	Incorporated by reference to the Current Report on Form 8-K filed on January 14, 2025
(9)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025
(10)	Incorporated by reference to the Annual Report on Form 10-K filed on May 22, 2025
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on June 30, 2025
(12)	Incorporated by reference to the Current Report on Form 8-K filed on July 25, 2025
(13)	Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	August 19, 2025

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	President and Director
(Principal Executive Officer)

Date:	August 19, 2025

By:	/s/ Charlie Lin
Charlie Lin
Title:	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

