Form 10-Q
period 2025-09-30
Polomar Health Services, Inc.
filed 2025-11-25
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission File Number: 000-56555

Polomar Health Services, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-1006313
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

32866 US Hwy. 19 N

Palm Harbor, FL 34684

(Address of principal executive offices)

(727) 425-7575

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,053,090 common shares as of November 21, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2025 and December 31, 2024.

F-2	Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024.

F-3	Statement of Stockholders’ Deficit for the three and nine months ended September 30, 2025 and September 30, 2024.

F-4	Statement of Cash Flows for the nine months ended September 30, 2025.

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2025, are not necessarily indicative of the results that can be expected for the full year.

3

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$38,854	$6,191
Accounts Receivable	$-	$1,845
Inventory	158,810	68,777
Total current assets	197,664	76,813
Property, plant and equipment	41,458	41,458
Leasehold improvements	49,435	49,435
Accumulated Depreciations	(37,952)	(9,488)
Property and equipment, net	52,941	81,405
Other assets
Operating lease - right-of-use asset, net	23,620	49,180
Intellectual property	9,735,000	9,735,000
Other intangible assets	250,000	250,000
Accumulated Amortization	(998,499)	(249,625)
Security deposit	9,000	9,000
Total other assets	9,019,121	9,793,555
Total assets	$9,269,726	$9,951,773

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$272,261	$164,891
Unearned Revenue	200,000	-
Related party promissory notes	994,385	1,138,570
Operating lease - current liability	23,620	34,317
Other current liability	12,864	-
Total current liabilities	1,503,130	1,337,778
Long-term liabilities
Operating lease - long-term liability	-	14,864
Total long-term liabilities	-	14,864
Total liabilities	$1,503,130	$1,352,642

Stockholders’ deficit
Series A Preferred stock, par value $.001; 5,000,000 shares authorized; 150 and 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	-
Common stock; $0.001 par value; 295,000,000 shares authorized; 28,019,624 and 27,657,679 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	28,020	27,658
Additional paid-in capital	12,361,932	11,482,636
Accumulated deficit	(4,623,356)	(2,911,163)
Total Stockholders’ deficit	7,766,596	8,599,131
Total liabilities and stockholders’ deficit	$9,269,726	$9,951,773

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENT OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	6,163	9,849	16,174	37,954

Cost of Goods Sold	1,840	985	4,838	16,121

Gross Profit	4,323	8,864	11,336	21,833

Operating expenses
General and administrative	619,032	256,349	1,588,725	582,119
Sales and marketing	14,099	11,688	30,161	50,098
Total operating expenses	633,131	268,037	1,618,886	632,217

Loss from operations	(628,808)	(259,173)	(1,607,550)	(610,384)

Other expense
Interest expense	(20,967)	(12,160)	(104,643)	(12,160)
Total other income (expense)	(20,967)	(12,160)	(104,643)	(12,160)

Net loss	$(649,775)	$(271,333)	$(1,712,193)	$(622,544)

Net loss per common share: basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Basic weighted average common shares outstanding	28,008,183	27,655,560	27,779,164	27,655,560

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, June 30, 2024	500,000	$500	27,655,560	$249,638	$1,275,156	$-	$(1,921,040)	$(395,746)
Reverse merger
Conversion of preferred stock	(500,000)	$(500)	-	-	-		-	$(500)
Conversion and issuance of common stock	-	-	2,119	$(81,480)	$10,207,480		-	$10,126,000
Conversion of Acquiree’s LLC member interests	-	-	-	$(140,500)	-		-	$(140,500)
Net loss							$(271,333)	$(271,333)
Balance, September 30, 2024	-	-	27,657,679	$27,658	$11,482,636	$-	$(2,192,373)	$9,317,921
Net loss							$(718,790)	$(718,790)
Balance, December 31, 2024	-	$-	27,657,679	$27,658	$11,482,636	-	$(2,911,163)	$8,599,131
Net loss							$(456,855)	$(456,855)
Balance, March 31, 2025	-	$-	27,657,679	$27,658	$11,482,636	-	$(3,368,018)	$8,142,276
Conversion of preferred stock	150	$-			$750,000			$750,000
Issuance of RSU			287,451	$287	$108,944			$109,231
Net loss							$(605,563)	$(605,563)
Balance, June 30, 2025	150	$-	27,945,130	$27,945	$12,341,580	-	$(3,973,581)	$8,395,944
Issuance of RSU			74,494	$75	$20,352			$20,427
Net loss							$(649,775)	$(649,775)
Balance, September 30, 2025	150	$-	28,019,624	$28,020	$12,361,932	-	$(4,623,356)	$7,766,596

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net loss	$(1,712,193)	$(622,544)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and Amortization	777,338	7,330
Stock-based compensation	129,657	-
Changes in assets and liabilities
Accounts receivable	1,845	-
Inventory	(90,033)	(136,443)
Unearned Revenue	200,000	-
Accounts payable and accrued liabilities	107,370	46,865
Net cash used in operating activities	(586,016)	(704,792)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(90,893)
Net cash used in investing activities	-	(90,893)
Cash Flows from Financing Activities
Proceeds from related party promissory notes	618,679	803,079
Net cash from financing activities	618,679	803,079

Net increase (decrease) in cash	32,663	7,394

Cash, beginning of period	6,191	8,808

Cash, end of period	$38,854	$16,202

Supplemental disclosure of cash flow information
Cash paid for interest	$104,643	$9,128

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2025

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

General

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 30 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states by the end of 2025 and early 2026.

Prior to the September 30, 2024, merger between the Company and Polomar Pharmacy (as described more fully below under “Polomar Pharmacy Merger”), Polomar Pharmacy’s business was concentrated on providing compounded dermatological prescription medications for topical delivery. Polomar Pharmacy’s exclusive dermatological formulations, co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions, were primarily fulfilled on behalf of local dermatologists with limited interstate prescription delivery. In early 2024, Polomar Pharmacy commenced the construction of clean rooms to allow for the dispensing of sterile compounded drugs. Polomar Pharmacy received its Special Sterile Compounding Permit in August of 2024. Polomar Pharmacy continued to primarily fulfill prescriptions for compounded dermatological drugs and has, on a limited basis, fulfilled prescriptions for sterile compounded GLP-1 agonists for subcutaneous injection. On September 26, 2025, the Company executed a one-year non-exclusive pharmacy services agreement with CareValidate, Inc. (“CareValidate”) to fulfill GLP-1 agonist prescriptions for CareValidate’s network of on-line clinics. Polomar began fulfilling prescriptions for CareValidate on October 6, 2025, and we expect steady revenue growth from this customer.

Polomar Pharmacy has experienced significant losses from operations as a result of a decline in revenues and increased labor costs. The decline in revenues is primarily due to a change in Polomar Pharmacy’s business model from local fulfillment of compounded dermatological formulations to online fulfillment of GLP-1 agonist and erectile dysfunction drugs. Polomar Pharmacy’s operations are highly dependent on third-party utilization of Polomar Pharmacy’s compounded drug formulations. Polomar Pharmacy has experienced continuing delays in fully developing its compounded product formulations, manufacturing delays due to unexpected supply chain issues for imported active pharmaceutical ingredients and related products excipients, which have been satisfactorily resolved, and logistical challenges resulting from transitioning from a local fulfillment to national fulfillment business model. The Company has had insufficient access to capital to successfully implement its business plan.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in early 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-12 and other complementary compounded weight loss formulations (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the U.S. Patent and Trademark Office (“USPTO”) requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. The Company has received an extension to respond to the USPTO letter until October 24, 2025. On October 24, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company will further amend its trademark application upon the launch of SlimRx. Any prescriptions issued via SlimRx will be compounded and fulfilled by Polomar Pharmacy. The Company also expects to launch PoloMedsTM (polomeds.com) during the first quarter of 2026 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded men’s health formulations including testosterone and erectile dysfunction medications, inhalable and sublingual sildenafil.

An integral part of the Company’s business model is to provide prescription fulfillment services to third party web based tele-health platforms. The Company has executed a contract with ForHumanity Health, Inc. for our licensed inhalable sildenafil drug and with CareValidate for sterile GLP-1 agonist weight loss drugs. All prescriptions delivered to patients pursuant to the terms of the respective agreements will be fulfilled by Polomar Pharmacy. This “wholesale” part of the Company’s business is expected to experience steady growth over the next twelve to eighteen months as the Company adds additional customers and fulfillment capacity.

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

Company Loans

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. On June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027 As of September 30, 2025, the outstanding principal amount of the Reprise Note was $686,403.74 plus accrued interest of $18,815. Also, Reprise is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

Effective as of August 16, 2024, the Company entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR as the lender. Pursuant to the CWR Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the CWR Note in the amount of $157,622.56 was made, which funds are being used to repay CWR all amounts due to CWR pursuant to prior undocumented loans provided by CWR to the Company. On July 2, 2025, the Company and CWR executed an amendment to the CWR Note (“CWR First Amendment”), effective on June 30, 2025, whereby CWR exchanged the CWR Note for 90 shares of the Company’s Series A Convertible Stock.

On July 21, 2025, the Company entered into a new Promissory Note and Loan Agreement with CWR (“CWR Note II”).

The CWR Note II incorporates the following material terms:

●	The Company may draw up to $150,000 per the terms of the CWR Note II. The Company is required to meet certain milestones as more fully described in the CWR Note II in order to draw funds from CWR.

●	The CWR Note II shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the CWR Note II.

●	The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the CWR Note II is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

On September 17, 2025, the Company and CWR executed an amendment to the CWR Note II (the “CWR II First Amendment”). The CWR II First Amendment increased the principal amount that the Company may draw upon by $150,000 (the “CWR II Additional Principal”) to $300,000. The CWR II Additional Principal has certain restrictions regarding the use of any funds drawn by the Company. The Company may only utilize CWR II Additional Principal for costs associated with the manufacturing and testing of its inhalable sildenafil product. The CWR II Additional Principal shall be subject to a 3% discount per draw.

All other material terms of CWR Note II remain unchanged.

As of September 30, 2025, the Company has received draws pursuant to the terms of the CWR Note II in the amount of $172,136.16 plus accrued interest of $2,152.

CWR, an affiliate of the Company, owns approximately 18% of the issued and outstanding shares of the Common Stock of the Company. Daniel Gordon, CWR’s manager, controls or beneficially owns approximately 24% of the issued and outstanding Common Stock of the Company; therefore, Mr. Gordon has voting control over approximately 42% of the issued and outstanding shares of the Company’s Common Stock.

On July 28, 2025, the Company entered into a Promissory Note and Loan Agreement (the “Profesco Note”) with Profesco Holdings, LLC., a Michigan limited liability company (“Profesco Holdings”).

The Profesco Note incorporates the following material terms:

●	The Company may draw up to $100,000 per the terms of the Profesco Note.

●	The Profesco Note shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Profesco Note. The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the Profesco Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

Terrence M. Tierney, the Company’s CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of September 30, 2025, the Company has received draws pursuant to the terms of the Profesco Note in the aggregate amount of $114,878.36.

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

License Agreement

On June 29, 2024, Trustfeed executed a Know How and Patent License Agreement (the “License Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), as restated and amended on January 9, 2025, to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, eletriptan, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable pursuant to the terms of the License Agreement.

The Company shall be obligated to pay a royalty to Pinata ranging from ten percent (10%) to twenty percent (20%) of the net sales from products utilizing the IP Rights containing the Ingredients.

The License Agreement has a perpetual term, subject to the right of either party to terminate (a) if the other party commits a material breach of its obligations under the License Agreement and fails to cure such breach and (b) at any time upon 180 days prior written notice to the other party.

The Company’s wholly owned subsidiary, Polomar Pharmacy, presently utilizes the licensed IP rights in its inhalable sildenafil products and intends to use the licensed IP rights for inhalable sumatriptan and oral GLP-1 receptor agonists.

On January 9, 2025, the Company entered into a Restated and Amended Know How and Patent License Agreement with Pinata Holdings, Inc., (the “Restated Agreement”). The Restated Agreement was modified to include Polomar Pharmacy as an additional party to the Restated Agreement and the right of the Company to sub-license the licensed intellectual property was removed from the Restated Agreement. All other material terms of the original agreement remain unchanged.

Pinata is an affiliate of CWR.

License Agreement Valuation

The Company believes that the IP rights will positively affect the Company’s revenue during the term of the License Agreement. Assuming the USPTO grants patent protection to some or all of the IP Rights, then the Company can expect twenty years of statutory protection of the IP Rights.

The Company utilized the income approach to value the intellectual property rights licensed from Pinata. The Company, based upon contractual obligations and sales projections provided to us by ForHumanity, Inc. (see below), projected annual gross revenues through December 31, 2029. After deducting contractual royalties due to Pinata and cost of goods sold we determined that the license had a net present value of $9,735,000. We additionally took into consideration that while the term of the license is perpetual it is non-exclusive, the underlying intellectual property has not as of the date of this filing been granted patent protection by the USPTO and the license is terminable on one-hundred eighty (180) days notice by either party.

FORHumanity Agreement

On March 11, 2025, Polomar executed a Product Fulfillment and Distribution Agreement, effective on March 12, 2025, as amended on March 17, 2025, and Amended and Restated on August 19, 2025 and as amended on September 23, 2025, (the “ForHumanity Agreement”) with ForHumanity, Inc., a Delaware corporation (“ForHumanity”) and Island Group 40, LLC (“IG4”).

ForHumanity Agreement allows ForHumanity to exclusively market (through April 30, 2026), Polomar’s previously licensed, patent pending, inhalable sildenafil and inhalable eletriptan (the “Products”). While sildenafil and eletriptan have been approved by the FDA for prescription use in an oral form and both medications are generally accepted as safe, the FDA has not approved our inhalable compound formulation. Pursuant to the ForHumanity Agreement, Polomar shall be solely responsible for fulfilling valid prescriptions for the above-referenced medications through Polomar Pharmacy. IG4 provides account management services on behalf of Polomar.

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($200,000 of which has been received by Polomar as of September 30, 2025), a $50,000 payment is due on or before October 24, 2025, and the remainder on or before November 28, 2025. The Company extended the due date for the remaining $50,000 initial exclusivity payment that was due on October 24, 2025, to November 21, 2025, and the remaining $500,000 exclusivity payment is expected to be received on or before December 31, 2025. Polomar has granted ForHumanity exclusivity to market the Products to potential customers through April 30, 2026. Exclusivity may be extended through June 30, 2026, provided ForHumanity provides at least $1,500,000 in gross revenue to Polomar during the first quarter of 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to Polomar, including an extension of exclusivity through December 31, 2026, provided Polomar receives gross revenues from ForHumanity of $3,000,000 for the period January 1, 2026, through June 30,2026.

Appointment of CFO

Effective April 10, 2025, the Company’s Board of Directors appointed Charlie Lin, the Company’s current Controller to the office of Treasurer and Mr. Lin shall additionally serve as the Company’s Chief Financial Officer. Also, effective April 10, 2025, Mr. Tierney resigned his position as Treasurer and Chief Financial Officer.

Director Services Agreements

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with David Spiegel, a director of the Company (the “DS Agreement”). The DS Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Spiegel was appointed to the Board on October 1, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Spiegel is entitled to fiscal compensation in the amount of $36,534.00 and shall receive a total of 104,383 shares of restricted common stock pursuant to the terms of the DS Agreement. On June 25, 2025, the Company issued 70,784 shares of fully vested stock to Mr. Spiegel. On July 15, 2025, and August 15, 2025, respectively, the Company issued an additional 8,400 shares of restricted common stock to Mr. Spiegel. The Company has issued a total of 87,584 shares to Mr. Spiegel through September 30, 2025. (See Note 6 – Subsequent Events).

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with Gabe Del Virginia, a director of the Company (the “GDV Agreement”). The GDV Agreement provides for Mr. Del Virginia to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Del Virginia was appointed to the Board on July 18, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Del Virginia is entitled to fiscal compensation in the amount of $43,750.00 and shall receive a total of 125,000 shares of restricted common stock pursuant to the terms of the GDV Agreement. On June 27, 2025, the Company issued 91,677 shares of fully vested restricted stock to Mr. Del Virginia. On July 15, 2025, and August 15, 2025, respectively, the Company issued an additional 8,333 shares of restricted common stock to Gabriel Del Virginia. The Company has issued a total of 108,333 shares to Mr. Del Virginia through September 30, 2025. (See Note 6 – Subsequent Events).

On June 21, 2025, the Company entered into a Board of Directors Services Agreement with Terrence M. Tierney, a director of the Company (the “TMT Agreement”). The TMT Agreement provides for Mr. Tierney to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Tierney was appointed to the Board on March 21, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Tierney is entitled to fiscal compensation in the amount of $43,750.00 for the period March 21, 2024, through June 21, 2025, and an additional $10,983 through October 16, 2025. Mr. Tierney shall be entitled to receive a total of 156,381 shares of restricted common stock pursuant to the terms of the TMT Agreement. The Company has issued a total of 161,028 shares to Mr. Tierney as of September 30, 2025, 25,000 shares were issued on September 15, 2025, pursuant to the terms of Mr. Tierney’s Executive Employment Agreement. Mr. Tierney waived his remaining director compensation upon becoming an employee of the Company.

Altanine Merger Agreement

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

Following the consummation of the Altanine Merger, former common stockholders of Altanine are expected to own an aggregate of approximately 80% of the then-issued and outstanding shares of Company common stock and current common stockholders of the Company are expected to own an aggregate of approximately 20% of the then-issued and outstanding shares of Company common stock. The Company also agreed to assume Altanine’s existing incentive plan, and all outstanding options granted by Altanine, as adjusted by the Exchange Ratio. Additionally, at the Effective Time, all unexercised and unexpired warrants to purchase shares of Altanine common stock or preferred stock, then outstanding shall be converted into and become a warrant to purchase the Company’s common stock, as adjusted by the Exchange Ratio.

The board of directors of the Company (the “Board”) and of Altanine unanimously approved the Merger Agreement and the transactions contemplated thereby.

The foregoing summary of the Altanine Merger Agreement and the Altanine Merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Altanine Merger Agreement, a copy of which is herein incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2025. On October 8, 2025, the Company and Altanine executed an amendment to the Altanine Merger Agreement (See Note 6 – Subsequent Events).

Professional Services Agreement

On July 28, 2025, the Company executed Addendum #3 to the Professional Services Agreement dated March 21, 2024, in effect between Profesco, Inc., Terrence M. Tierney and the Company (the “Services Agreement”).

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

Employment Agreement

Effective September 15, 2025, the Company has entered into an Executive Employment Agreement (“Tierney Employment Agreement”) with Terrence M. Tierney. Mr. Tierney shall serve as the Company’s President, Chief Executive Officer and Secretary.

Mr. Tierney will earn a salary of $27,750 per month and will be eligible to receive an annual discretionary bonus, with a target annual bonus of seventy-five percent (75%) of his base salary, in accordance with Polomar’s compensation policy and as determined by Polomar’s Compensation Committee.

Mr. Tierney’s employment is considered “at-will”, and he will be entitled to benefits offered by Polomar to other senior executive employees, including health insurance, paid leave, employee stock options, and participation in any 401K plan offered by Polomar. Mr. Tierney is to receive a sign-on bonus of 125,000 shares of Polomar’s common stock vesting over a five-month period, and 1,000,000 ten-year non-qualified options to purchase Polomar’s common stock at a strike price of $.20 per share. As of September 30, 2025, the Company has issued 25,000 shares to Mr. Tierney pursuant to the terms of the Tierney Employment Agreement. As of the date of this filing Mr. Tierney has not exercised any of his options.

In accordance with the terms of the Tierney Employment Agreement, Mr. Tierney will be eligible to receive severance benefits upon termination of his employment by Polomar without cause or upon his resignation for good reason, including accelerated vesting of his employee stock options, a lump sum payment, and reimbursement of health insurance premiums. Mr. Tierney will also be entitled to certain severance benefits upon his termination in the event of a change in control of Polomar, including a lump sum payment and accelerated vesting of his employee stock options.

Mr. Tierney will have rights to indemnification and directors’ and officers’ liability insurance maintained by Polomar. Pursuant to the terms of the Tierney Employment Agreement the Company and Mr. Tierney have agreed to a November 1, 2025, “Start Date”.

The Company’s address is 32866 US Hwy. 19 N, Palm Harbor, FL 34684.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

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

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

Identification of the Contract: The Company identifies a contract with a customer when an agreement exists that creates enforceable rights and obligations for both parties

Identification of Performance Obligations: The Company identifies the distinct performance obligations within each contract. A performance obligation is a promise to transfer to the customer a distinct good or service (or a bundle of goods or services) that is separately identifiable from other promises in the contract.

Determination of Transaction Price: The transaction price is determined based on the consideration to which the company expects to be entitled in exchange for transferring goods to the customer.

Allocation of Transaction Price: The transaction price is allocated to each performance obligation based on its standalone selling price.

Recognition of Revenue: Revenue is recognized when control of the goods is transferred to the customer, which generally occurs at a point in time when the goods are shipped or delivered, and the customer obtains legal title. For contracts that include multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. If the standalone selling price is not directly observable, the Company estimates it using appropriate valuation techniques, such as the adjusted market assessment, expected cost plus margin, or residual approach, depending on the nature of the performance obligation.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2025, and December 31, 2024.

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

The carrying value of intellectual property as of September 30, 2025, is $8,761,501 which is included within “Other Assets” in the consolidated balance sheets.

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

The carrying value of Other Intangible Assets as of September 30, 2025, was $225,000, which is included within “Other Non-Current Assets” in the consolidated balance sheets.

Going Concern

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2025, the Company had $38,854 cash on hand. As of September 30, 2025, the Company has an accumulated deficit of $4,623,356. For the nine months ended September 30, 2025, the Company had a net loss of $1,712,193 and cash used in operations of $586,016. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital upon the closing of the Altanine Merger transaction, invest its working capital resources in Polomar’s pharmacy operations and in other potential business opportunities. However, there is no guarantee the Company will raise sufficient capital to continue operations. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In September of 2025, the FASB issued ASU 2025-06, Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to for the Accounting of Internal-Use Software. This ASU provides (1) entities remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40.

In September of 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU (1) refines the scope of the guidance on derivatives in ASC 8152 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to related party

On August 13, 2024, as amended on November 8, 2024, Polomar Specialty Pharmacy, LLC entered into a Promissory Note and Loan Agreement with Polomar Pharmacy as the borrower and Reprise Management, Inc. (“Reprise”) as the Lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. On June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. As of September 30, 2025, the outstanding principal amount of the Reprise Note was $686,403.74 plus accrued interest of $18,815.

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

Related Party Loans

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

On September 17, 2025, the Company and CWR executed an amendment to the CWR Note II (the “CWR II First Amendment”). The CWR II First Amendment increased the principal amount that the Company may draw upon by $150,000 (the “CWR II Additional Principal”) to $300,000. The CWR II Additional Principal has certain restrictions regarding the use of any funds drawn by the Company. The Company may only utilize CWR II Additional Principal for costs associated with the manufacturing and testing of its inhalable sildenafil product. The CWR II Additional Principal shall be subject to a 3% discount per draw.

All other material terms of CWR Note II remain unchanged.

As of September 30, 2025, the Company has received draws pursuant to the terms of the Amended Note II in the amount of $172,136.16 plus accrued interest of $2,152.

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

The Note incorporates the following material terms:

●	The Company may draw up to $100,000 per the terms of the Note.

●	The Note shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Note. The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

On November 17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”).

●	The Profesco First Amendment increased the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000.

●	The Profesco Additional Principal shall be subject to a 3% origination fee per draw. The annual interest rate to be charged on the Additional Principal shall be 15%, simple interest. The Profesco First Amendment contains provisions for repayment of the Profesco Note between November 1, 2025, and December 31, 2025.

●	Any remaining principal due and owing after on or after January 1, 2026 shall be subject to an 18% annual interest rate.

Terrence M. Tierney, the Company’s interim CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of September 30, 2025, the Company has received draws pursuant to the terms of the Note in the aggregate amount of $114,878.36.

NOTE 4 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended September 30, 2025 and 2024 consist of the following:

	September 30,	September 30,
	2025	2024
Federal income tax benefit attributable to:
Current operations	$4,623,356	$2,192,373
Less: valuation allowance	(4,623,356)	(2,192,373)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30,	September 30,
	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$970,905	$460,398
Less: valuation allowance	(970,905)	(460,398)
Net deferred tax asset	$-	$-

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of September 30, 2025, and 2024, respectively. The Company had 28,019,624 and 27,657,679 issued and outstanding shares of common stock as of September 30, 2025, and 2024, respectively.

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

The Company also has 5,000,000 authorized shares of “blank check” preferred stock. As of September 30, 2025, the Company has designated 500 shares of Series A Convertible Preferred Stock ($.001 par value) (the “Series A Preferred”) and has issued 150 shares of the Series A Preferred.

NOTE 6 – SUBSEQUENT EVENTS

On October 8, 2025, Polomar Health Services, Inc. (the “Company”) entered into a First Amendment to Agreement and Plan of Merger and Reorganization (the “Amendment”), which amended the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of July 23, 2025, by and among the Company, Polomar Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company, and Altanine Inc., a Nevada corporation.

The Amendment amended the Merger Agreement to provide that the “Exchange Ratio” shall mean the exchange ratio of one share of Parent Common Stock (as defined in the Merger Agreement) for each share of Company Common Stock (as defined in the Merger Agreement) and five shares of Parent Preferred Stock (as defined in the Merger Agreement) for each share of Company Preferred Stock (as defined in the Merger Agreement), subject to adjustment.

On October 23, 2025, the Company extended the due date for the remaining $50,000 initial exclusivity payment that was due on October 24, 2025, to November 21, 2025, and the remaining $500,000 exclusivity payment is expected to be received on or before December 31, 2025.

On October 29, 2025, pursuant to the terms of the September 15, 2025, Executive Employment Agreement between the Company and Mr. Tierney, the Company and Mr. Tierney mutually agreed that Mr. Tierney’s “Start Date” would be November 1, 2025.

On October 29, 2025, the Company and Profesco, Inc. agreed to Addendum #4 to the Professional Services Agreement in effect between the Company, Profesco, Inc. and Mr. Tierney extending the agreement through October 31, 2025. The Addendum provides total compensation in the amount of $32,000 plus reasonable expenses for the period September 1, 2025, through October 31, 2025.

On November 15, 2025, the Company issued 16,667 shares of the Company’s common stock to Gabriel Del Virginia in fulfillment of the Company’s obligations pursuant to Mr. Del Virginia’s Director Services Agreement.

On November 15, 2025, the Company issued 16,799 shares of the Company’s common stock to David Spiegel in fulfillment of the Company’s obligations pursuant to Mr. Spiegel’s Director Services Agreement.

On November 17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”). The Profesco First Amendment increased the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000. The Profesco Additional Principal shall be subject to a 3% origination fee per draw. The annual interest rate to be charged on the Additional Principal shall be 15%, simple interest. The Profesco First Amendment contains provisions for repayment of the Profesco Note between November 1, 2025, and December 31, 2025. Any remaining principal on or after January 1, 2026, shall be subject to an 18% annual interest rate.

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

Company Overview

The Company operates Polomar Pharmacy, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196. Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 30 states. Polomar Pharmacy is actively seeking licenses and authorization to operate in other states and expects to be able to provide prescription medications in additional U.S. states by the end of 2025 and early 2026.

Prior to the Polomar Merger, Polomar Pharmacy’s business was concentrated on providing compounded dermatological prescription medications for topical delivery. Polomar Pharmacy’s exclusive dermatological formulations, co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions, were primarily fulfilled on behalf of local dermatologists with limited interstate prescription delivery. In early 2024, Polomar Pharmacy commenced the construction of clean rooms to allow for the dispensing of sterile compounded drugs. Polomar Pharmacy received its Special Sterile Compounding Permit in August of 2024. Polomar Pharmacy continued to primarily fulfill prescriptions for compounded dermatological drugs and has, on a limited basis, fulfilled prescriptions for sterile compounded GLP-1 agonists for subcutaneous injection. On September 26, 2025, the Company executed a one-year non-exclusive pharmacy services agreement with CareValidate to fulfill GLP-1 agonist prescriptions for CareValidate’s network of on-line clinics. Polomar began fulfilling prescriptions for CareValidate on October 6, 2025, and we expect steady revenue growth from this customer.

Polomar Pharmacy has experienced significant losses from operations as a result of a decline in revenues and increased labor costs. The decline in revenues is primarily due to a change in Polomar Pharmacy’s business model from local fulfillment of compounded dermatological formulations to online fulfillment of GLP-1 agonist and erectile dysfunction drugs. Polomar Pharmacy’s operations are highly dependent on third-party utilization of Polomar Pharmacy’s compounded drug formulations. Polomar Pharmacy has experienced continuing delays in fully developing its compounded product formulations, manufacturing delays due to unexpected supply chain issues for imported active pharmaceutical ingredients and related products excipients, which have been satisfactorily resolved, and logistical challenges resulting from transitioning from a local fulfillment to national fulfillment business model. The Company has had insufficient access to capital to successfully implement its business plan.

The Company also owns SlimRxTM (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in early 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-12 and other complementary compounded weight loss formulations (VitaSlimTM and VitaSlim PlusTM). SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the USPTO requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. The Company has received an extension to respond to the USPTO letter until October 24, 2025. On October 24, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company will further amend its trademark application upon the launch of SlimRx. Any prescriptions issued via SlimRx will be compounded and fulfilled by Polomar Pharmacy. The Company also expects to launch PoloMedsTM (polomeds.com) during the first quarter of 2026 to fulfill prescriptions for diabetes medications including metformin compounds, sulfonylureas, and insulin; compounded men’s health formulations including testosterone and erectile dysfunction medications, inhalable and sublingual sildenafil.

An integral part of the Company’s business model is to provide prescription fulfillment services to third party web-based tele-health platforms. The Company has executed a contract with ForHumanity Health, Inc. for our licensed inhalable sildenafil drug and with CareValidate for sterile GLP-1 agonist weight loss drugs. All prescriptions delivered to patients pursuant to the terms of the respective agreements will be fulfilled by Polomar Pharmacy. This “wholesale” part of the Company’s business is expected to experience steady growth over the next twelve to eighteen months as the Company adds additional customers and fulfillment capacity.

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

FORHumanity Agreement

On March 11, 2025, Polomar executed a Product Fulfillment and Distribution Agreement, effective on March 12, 2025, as amended on March 17, 2025, and Amended and Restated on August 19, 2025 and as amended on September 23, 2025, with ForHumanity, Inc., a Delaware corporation (“ForHumanity”) and Island Group 40, LLC (“IG4”) (collectively, the “ForHumanity Agreement”)

The ForHumanity Agreement allows ForHumanity to exclusively market (through April 30, 2026), Polomar’s previously licensed, patent pending, inhalable sildenafil and inhalable eletriptan (the “Products”). While sildenafil and eletriptan have been approved by the FDA for prescription use in an oral form and both medications are generally accepted as safe, the FDA has not approved our inhalable compound formulation. Pursuant to the ForHumanity Agreement, Polomar shall be solely responsible for fulfilling valid prescriptions for the above-referenced medications through Polomar Pharmacy. IG4 provides account management services on behalf of Polomar.

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($200,000 of which has been received by Polomar as of September 30, 2025), a $50,000 payment is due on or before October 24, 2025, and the remainder on or before November 28, 2025. The Company extended the due date for the remaining $50,000 initial exclusivity payment that was due on October 24, 2025, to November 21, 2025, and the remaining $500,000 exclusivity payment is expected to be received on or before December 31, 2025. Polomar has granted ForHumanity exclusivity to market the Products to potential customers through April 30, 2026. Exclusivity may be extended through June 30, 2026, provided ForHumanity provides at least $1,500,000 in gross revenue to Polomar during the first quarter of 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to Polomar, including an extension of exclusivity through December 31, 2026, provided Polomar receives gross revenues from ForHumanity of $3,000,000 for the period January 1, 2026, through June 30,2026.

Appointment of CFO

Effective April 10, 2025, the Company’s Board of Directors appointed Charlie Lin, the Company’s current Controller to the office of Treasurer and Mr. Lin shall additionally serve as the Company’s Chief Financial Officer. Also, effective April 10, 2025, Mr. Tierney resigned his position as Treasurer and Chief Financial Officer.

Director Services Agreements

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with David Spiegel, a director of the Company (the “DS Agreement”). The DS Agreement provides for Mr. Spiegel to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Spiegel was appointed to the Board on October 1, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Spiegel is entitled to fiscal compensation in the amount of $36,534.00 and shall receive a total of 104,384 shares of restricted common stock pursuant to the terms of the DS Agreement. On June 25, 2025, the Company issued 70,784 shares of fully vested stock to Mr. Spiegel. On July 15, 2025, and August 15, 2025, respectively, the Company issued an additional 8,400 shares of restricted common stock to Mr. Spiegel. The Company has issued a total of 87,584 shares to Mr. Spiegel through September 30, 2025. (See Note 6 – Subsequent Events).

On May 7, 2025, the Company entered into a Board of Directors Services Agreement with Gabe Del Virginia, a director of the Company (the “GDV Agreement”). The GDV Agreement provides for Mr. Del Virginia to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Del Virginia was appointed to the Board on July 18, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Del Virginia is entitled to fiscal compensation in the amount of $43,750.00 and shall receive a total of 125,000 shares of restricted common stock pursuant to the terms of the GDV Agreement. On June 25, 2025, the Company issued 91,688 shares of fully vested stock to Mr. Del Virginia. On July 15, 2025, and August 15, 2025, respectively, the Company issued an additional 8,333 shares of restricted common stock to Mr. Del Virginia. The Company has issued a total of 108,333 shares to Mr. Del Virginia through September 30, 2025. (See Note 6 – Subsequent Events).

On June 21, 2025, the Company entered into a Board of Directors Services Agreement with Terrence M. Tierney, a director of the Company (the “TMT Agreement”). The TMT Agreement provides for Mr. Tierney to receive $35,000.00 per annum, in the form of restricted shares of the Company’s common stock as compensation for serving on the Company’s Board. Mr. Tierney was appointed to the Board on March 21, 2024, and his initial term shall end on October 16, 2025; therefore, Mr. Tierney is entitled to fiscal compensation in the amount of $43,750.00 for the period March 21, 2024, through June 21, 2025, and an additional $10,983 through October 16, 2025. Mr. Tierney shall be entitled to receive a total of 156,381 shares of restricted common stock pursuant to the terms of the TMT Agreement. The Company has issued a total of 161,028 shares to Mr. Tierney as of September 30, 2025, 25,000 shares were issued on September 15, 2025, pursuant to the terms of Mr. Tierney’s Executive Employment Agreement. Mr. Tierney waived his remaining director compensation upon becoming an employee of the Company.

Altanine Merger Agreement

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

Following the consummation of the Altanine Merger, former common stockholders of Altanine are expected to own an aggregate of approximately 80% of the then-issued and outstanding shares of Company common stock and current common stockholders of the Company are expected to own an aggregate of approximately 20% of the then-issued and outstanding shares of Company common stock. The Company also agreed to assume Altanine’s existing incentive plan, and all outstanding options granted by Altanine, as adjusted by the Exchange Ratio. Additionally, at the Effective Time, all unexercised and unexpired warrants to purchase shares of Altanine common stock or preferred stock, then outstanding shall be converted into and become a warrant to purchase the Company’s common stock, as adjusted by the Exchange Ratio.

The board of directors of the Company (the “Board”) and of Altanine unanimously approved the Merger Agreement and the transactions contemplated thereby.

The foregoing summary of the Altanine Merger Agreement and the Altanine Merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Altanine Merger Agreement, a copy of which is herein incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2025. On October 8, 2025, the Company and Altanine executed an amendment to the Altanine Merger Agreement (See Note 6 – Subsequent Events).

Employment Agreement

Effective September 15, 2025, the Company has entered into an Executive Employment Agreement (“Tierney Employment Agreement”) with Terrence M. Tierney. Mr. Tierney shall serve as the Company’s President, Chief Executive Officer and Secretary.

Mr. Tierney will earn a salary of $27,750 per month and will be eligible to receive an annual discretionary bonus, with a target annual bonus of seventy-five percent (75%) of his base salary, in accordance with Polomar’s compensation policy and as determined by Polomar’s Compensation Committee.

Mr. Tierney’s employment is considered “at-will”, and he will be entitled to benefits offered by Polomar to other senior executive employees, including health insurance, paid leave, employee stock options, and participation in any 401K plan offered by Polomar. Mr. Tierney is to receive a sign-on bonus of 125,000 shares of Polomar’s common stock vesting over a five-month period, and 1,000,000 ten-year non-qualified options to purchase Polomar’s common stock at a strike price of $.20 per share. As of September 30, 2025, the Company has issued 25,000 shares to Mr. Tierney pursuant to the terms of the Tierney Employment Agreement. As of the date of this filing Mr. Tierney has not exercised any of his options.

In accordance with the terms of the Tierney Employment Agreement, Mr. Tierney will be eligible to receive severance benefits upon termination of his employment by Polomar without cause or upon his resignation for good reason, including accelerated vesting of his employee stock options, a lump sum payment, and reimbursement of health insurance premiums. Mr. Tierney will also be entitled to certain severance benefits upon his termination in the event of a change in control of Polomar, including a lump sum payment and accelerated vesting of his employee stock options.

Mr. Tierney will have rights to indemnification and directors’ and officers’ liability insurance maintained by Polomar. Pursuant to the terms of the Tierney Employment Agreement the Company and Mr. Tierney have agreed to a November 1, 2025, “Start Date”.

Company Loans

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

On September 17, 2025, the Company and CWR executed an amendment to the CWR Note II (the “CWR II First Amendment”). The CWR II First Amendment increased the principal amount that the Company may draw upon by $150,000 (the “CWR II Additional Principal”) to $300,000. The CWR II Additional Principal has certain restrictions regarding the use of any funds drawn by the Company. The Company may only utilize CWR II Additional Principal for costs associated with the manufacturing and testing of its inhalable sildenafil product. The CWR II Additional Principal shall be subject to a 3% discount per draw. All other material terms of CWR Note II remain unchanged.

As of September 30, 2025, the Company has received draws pursuant to the terms of the CWR Note II in the amount of $172,136.16 plus accrued interest of $2,152.

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

The Profesco Note incorporates the following material terms:

●	The Company may draw up to $100,000 per the terms of the Profesco Note.

●	The Profesco Note shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Profesco Note. The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the Profesco Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

Terrence M. Tierney, the Company’s CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of September 30, 2025, the Company has received draws pursuant to the terms of the Profesco Note in the aggregate amount of $114,878.36.

See Note 6 – Subsequent Events for additional information.

On September 23, 2025, the Company executed a one-year Pharmacy Services and Compounding Agreement (“Services Agreement”) with CareValidate Incorporated (“CareValidate”). The agreement provides for the Company’s wholly owned subsidiary, Polomar Specialty Pharmacy, LLC (“Polomar”) to fill prescriptions for compounded GLP-1 Agonists on behalf of CareValidate’s telehealth networks. Polomar began fulfilling prescriptions pursuant to the terms of the Services Agreement on October 6, 2025. Polomar projects revenues of approximately $195,000 in the fourth quarter of 2025.

Results of Operations for the Nine Months ended September 30, 2025, and September 30, 2024

Revenues

The Company had revenues of approximately $16,174 for the nine months ended September 30, 2025, compared to $37,954 for the nine months ended September 30, 2024. The decrease in revenues over the previous accounting period was primarily due to the registrant’s change in its business as a result of the Merger and, more specifically, a transition from a retail to a wholesale business model.

Operating expenses, which consisted mainly of general and administrative expenses, increased to approximately $1,618,886 for the nine months ended September 30, 2025, from approximately $632,217 for the nine months ended September 30, 2024, an approximately 256% increase.

Our operating expenses for the nine months ended September 30, 2025, consisted mainly of legal and accounting fees associated with the Company’s SEC filings and planned merger with Altanine, Inc. of approximately $164,093, consulting fees of approximately $169,164, interest expense of $104,643, depreciation and amortization of $777,338, stock based compensation of $129,658 and payroll of approximately $276,881. In comparison, the registrant’s operating expenses for the nine months ended September 30, 2024, consisted mainly of legal and accounting fees associated with the registrant’s SEC filings of approximately $115,497 and payroll of $ 220,957.

Net Loss

We recorded a net loss of approximately $1,712,193 for the nine months ended September 30, 2025, as compared with a net loss of approximately $622,544 for the nine months ended September 30, 2024, as a result of the expenses incurred and insufficient revenues generated during the period, as described further above.

Liquidity and Capital Resources

To date, we have not generated material revenues from operations. We have incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2025, we had total current assets of $197,664 and total current liabilities of $1,503,130. We had working capital of ($1,305,466) as of September 30, 2025, as compared with ($797,658) as of September 30, 2024.

We currently do not have sufficient cash to fund our operations for the next 12 months and we require additional working capital for ongoing operating expenses, which has been funded during the three-month period ended September 30, 2025, by related party loans. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to generating significant revenues or obtaining additional capital.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2025, the Company had $38,854 cash on hand and had an accumulated deficit of $4,623,356. For the nine months ended September 30, 2025, the Company had a net loss of $1,712,193 and cash used in operations of $586,016. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash Flows

Net cash used in operating activities was $(586,016) for the nine months ended September 30, 2025, as compared with $(704,792) net cash used in operating activities for the nine months ended September 30, 2024. The decrease in the net cash used in operating activities was due primarily to increased cash receipts prepaid.

Net cash used in investing activities was $0 for the nine months ended September 30, 2025, as compared with $(90,893) net cash used in investing activities for the nine months ended September 30, 2024. The decrease in the net cash used in investing activities was due to mainly to fewer purchases of durable equipment.

Financing activities provided $618,679 in cash for the nine months ended September 30, 2025, as compared with $803,079 for the nine months ended September 30, 2024. Our financing cash flow for 2024 and 2025 consisted mainly of proceeds from related party debt.

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

In September of 2025, the FASB issued ASU 2025-06, Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to for the Accounting of Internal-Use Software. This ASU provides (1) entities remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number Description of Exhibit

2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
2.3	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan of Merger and Reorganization, dated June 28, 2024
2.4	Agreement and Plan of Merger and Reorganization between Polomar Health Services, Inc. and Altanine, Inc. dated July 23, 2025 (13)
2.5	First Amendment to Agreement and Plan of Merger and Reorganization between Polomar Health Services, Inc. and Altanine, Inc. dated July 23, 2025 (15)
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
3.9	Amended and Restated Articles of Incorporation, dated October 10, 2024 (5)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
10.1	Promissory Note and Loan Agreement dated August 16, 2024 (6)
10.2*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc. (7)
10.3	Amended and Restated Know How and Patent License Agreement, dated as of June 29, 2024, between Trustfeed Corp. and Pinata Holdings, Inc. (8)
10.4	Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, with ForHumanity Health, Inc. and Island 40 Group, LLC (9)
10.5	First Amendment to Product Fulfillment and Distribution Agreement dated March 17, 2025 (9)
10.6	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and Gabriel Del Virginia (10)
10.7	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and David Spiegel (10)
10.8	Board of Directors Services Agreement and Exhibit A thereto, dated June 21, 2025 between the Company and Terrence M. Tierney (11)
10.9	Promissory Note and Loan Agreement with CWR 1, LLC dated July 21, 2025 (12)
10.10*	Addendum # 3 to the Professional Services Agreement dated March 21, 2024, by and among Polomar Health Services, Inc. (f/k/a Trustfeed Corp.), Terrence M. Tierney and Profesco Inc. (13)
10.11	Promissory Note and Loan Agreement with Profesco Holdings, LLC dated July 28, 2025 (13)
10.12*	Addendum #4 to the Professional Services Agreement dated March 21, 2024, by and among Polomar Health Services, Inc. (f/k/a Trustfeed Corp.), Terrence M. Tierney and Profesco, Inc.
10.13*	Executive Employment Agreement between the Company and Terrence M. Tierney dated September 15, 2025
10.14	Amended Restated Product Fulfillment and Distribution Agreement effective August 25, 2025, between the Company, ForHumanity Health, Inc. and Island 40 Group, LLC (14)
10.15	Pharmacy Services and Compounding Agreement between the Company and CareValidate dated September 26, 2025
10.16	First Amendment to Promissory Note and Loan Agreement with CWR I, LLC dated July 21, 2025
10.17	First Amendment to Promissory Note and Loan Agreement with Profesco Holdings, LLC dated July 28, 2025
10.18	First Amendment to the Amended and Restated Product Fulfillment and Distribution Agreement effective August 25, 2025, between the Company, ForHumanity l Health, Inc. and Island 40 Group, LLC
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on September 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024
(6)	Incorporated by Reference to the Current Report on Form 8-K filed August 21, 2024
(7)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2025
(8)	Incorporated by reference to the Current Report on Form 8-K filed on January 14, 2025
(9)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025
(10)	Incorporated by reference to the Annual Report on Form 10-K filed on May 22, 2025
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on June 30, 2025
(12)	Incorporated by reference to the Current Report on Form 8-K filed on July 25, 2025
(13)	Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2025
(14)	Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2025
(15)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	November 25, 2025

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	President and Director
(Principal Executive Officer)

Date:	November 25, 2025

By:	/s/ Charlie Lin
Charlie Lin
Title:	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

