Form 10-K
period 2025-12-31
Polomar Health Services, Inc.
filed 2026-05-06
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-56555

POLOMAR HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-1006313
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32866 US Hwy. 19 N

Palm Harbor, FL 34684

(Address including zip code of registrant’s Principal Executive Offices)

(727) 425-7575

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $3,610,302.

Common stock outstanding as of April 30, 2026: 28,053,090 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 7 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

i

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” refer to Polomar Health Services, Inc., including any directly and indirectly wholly owned subsidiaries. “Trustfeed” refer to the Company prior to its September 30, 2024, merger with Polomar Specialty Pharmacy, LLC (“Polomar”), when it was named Trustfeed Corp.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 7.

Risks Related to Our Business and Financial Status

●	We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

●	Since inception, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We are at an early stage of marketing and sales, and we have limited sales history.

●	We may never become profitable.

●	If we fail to obtain additional financing, we may be unable to complete the roll-out of our business and services.

●	We are subject to significant related party short term debt and other current liabilities, which we may be unable to repay.

●	We have an unproven business plan.

●	We have a history of net losses and anticipate that we will continue to incur net losses for the foreseeable future.

Risks Related to Our Intellectual Property

●	We are substantially dependent on licensed patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

●	A significant portion of our business may infringe on existing patents; Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

Risks Related to Our Common Stock

●	There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

●	We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

ii

●	Your interest in us may be diluted if we issue additional shares of common stock.

●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

●	Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●	We intend to issue more shares to raise capital, which will result in substantial dilution.

●	Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

●	Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. Furthermore, our management and our independent auditors have identified certain internal control deficiencies, which management and our independent auditors believe constitute material weaknesses.

●	Our largest shareholder and its affiliates have substantial control over us and our policies and may be able to influence all corporate matters, which might not be in other shareholders’ interests.

General Risks

●	Significant Increases in Tariffs on Foreign Goods May Harm the Company’s Financial Results.

●	Information technology failures and data security breaches could harm our business.

●	Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

●	Our Officer and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

iii

PART I

Item 1. Description of Business.

General

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states by the end of the second quarter of 2026.

Prior to the September 30, 2024 merger between the Company and Polomar Pharmacy (as described more fully below under “Polomar Pharmacy Merger”), Polomar Pharmacy’s business was concentrated on providing compounded dermatological prescription medications for topical delivery. Polomar Pharmacy’s exclusive dermatological formulations, co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions, were primarily fulfilled on behalf of local dermatologists with limited interstate prescription delivery. In early 2024, Polomar Pharmacy commenced the construction of clean rooms to allow for the dispensing of sterile compounded drugs. Polomar Pharmacy received its Special Sterile Compounding Permit in August of 2024. Polomar Pharmacy continued to primarily fulfill prescriptions for compounded dermatological drugs and has, on a limited basis, fulfilled prescriptions for sterile compounded GLP-1 agonists for subcutaneous injection. On September 26, 2025, the Company executed a one-year non-exclusive pharmacy services agreement with CareValidate, Inc. (“CareValidate”) to fulfill GLP-1 agonist prescriptions for CareValidate’s network of on-line clinics. Polomar began fulfilling prescriptions for CareValidate on October 6, 2025, and we have received and expect to continue to receive revenue from this customer.

Polomar Pharmacy has experienced significant losses from operations as a result of a decline in revenues and increased labor costs. The decline in revenues is primarily due to a change in Polomar Pharmacy’s business model from local fulfillment of compounded dermatological formulations to online fulfillment of GLP-1 agonist and erectile dysfunction drugs. Polomar Pharmacy’s operations are highly dependent on third-party utilization of Polomar Pharmacy’s compounded drug formulations. Polomar Pharmacy has experienced continuing delays in fully developing its compounded product formulations, manufacturing delays due to unexpected supply chain issues for imported active pharmaceutical ingredients and related products excipients, which have been satisfactorily resolved as of the fourth quarter of 2025, and logistical challenges resulting from transitioning from a local fulfillment to national fulfillment business model. The Company has had insufficient access to capital to successfully implement its business plan.

The Company also owns SlimRx™ (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in the second quarter of 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-12 and other complementary compounded weight loss formulations (VitaSlim™ and VitaSlim Plus™), including adjunctive therapies utilizing our proprietary metformin gummy formulation. SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the U.S. Patent and Trademark Office (“USPTO”) requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. On October 24, 2025, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company amended its trademark application and the USPTO issued a Notice of Publication for the SlimRx trademark on December 17, 2025. Any prescriptions issued via SlimRx will be compounded and fulfilled by Polomar Pharmacy.

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

Competition

The Company faces strong competition in the on-line prescription fulfillment marketplace, particularly for GLP-1 agonist weight loss drugs and erectile dysfunction formulations as industry leaders Hims/Hers and Ro currently control a significant market share for these drugs. Hims/Hers and Ro currently dispense their GLP-1 drugs (semaglutide and tirzepatide) via traditional drug vials and use of a syringe requiring the patient to manually fill the syringe with the drug prior to injection. We believe our pre-filled injection pen system will provide an easier, better, and more comfortable user experience thereby providing us a potential marketing advantage.

Eli Lily and Company, the manufacturer of Mounjaro and Zepbound (Tirzepatide) competes directly with us through Lilly Direct, an online platform that delivers prescribed medications directly to the patient. Based on publicly available information, we believe that where both Mounjaro and Zepbound can cost more than $1,100 per month when fulfilled by a traditional pharmacy, as of August 27, 2025, Lilly Direct is offering Zepbound directly to the customer at between $399 and $549 (depending on dose prescribed) per month, a significant discount over local pharmacies. This discounted medication is delivered to the patient by Lilly Direct in single use vials with a syringe instead of an injector pen. This requires the patient to manually measure and fill the syringe prior to injection. We expect that our pre-filled injection pens will be a more attractive delivery system for most patients, and we will be competitive on pricing.

We believe that both Hims/Hers and Ro currently sub-contract their prescription fulfillment to other licensed compounding pharmacies as neither owns their own pharmacy. Hims/Hers and Ro are also active in promoting hair loss treatment and the treatment of dermatological conditions. While both Hims/Hers and Ro presently have a significant marketing advantage over us, we believe that our integrated platform delivering telemedicine to patients and directly fulfilling prescription may provide an advantage and is likely to provide better margins on the products we sell.

Our direct competition is limited. Levity Healthcare, Inc., launched in 2023, and their related company ZipHealth, Inc. (Florida licensed pharmacy), has been in operation since 2019, providing similar compounding services as we do, utilizing their own provider group, offering weight loss drugs and consultation through JoinLevity.com and prescribes other drugs at ziphealth.co. ZipHealth is presently licensed in 25 states and has publicly announced that they expect to continue expanding. ZipHealth, like the Company, does not currently accept insurance, but plans to do so in the future. We believe our competitive advantage over Levity/ZipHealth is the user experience. Like other competitions offering injectable drugs, Levity delivers the medication in a sterile bottle with syringes for the consumer to manually fill just prior to injection. We believe our pre-filled injector pen system will be more attractive to the consumer of our products.

Manufacturing

The Company manufactures all sterile compounded injectable drugs at Polomar Pharmacy in Palm Harbor, FL pursuant to a State of Florida Special Sterile Compounding Pharmacy permit #PH35277. Other compounded non-sterile drugs, inhaled sildenafil and sublingual sildenafil are sourced from FDA approved, cGMP, 503B outsourcing facilities or contract drug manufacturers.

Regulatory

Polomar Pharmacy operates pursuant to the guidelines established pursuant to Section 503A – Pharmacy Compounding of the Food, Drug and Cosmetics Act (21 U.S.C. Chapter 9). Section 503A provides guidance to compounding pharmacies but does not establish legally enforceable responsibilities. Regulation of the compounding pharmacy is provided by the state in which the pharmacy is physically located. Polomar Pharmacy is governed and licensed by the Florida Board of Pharmacy (“Pharmacy Board”) as a Community Pharmacy pursuant to Fla. Stat., Chapter 465.018. Polomar Pharmacy holds sterile (#PH35277) and non-sterile (# PH35196) permits issued by the Florida Board of Pharmacy. Polomar Pharmacy is subject to semi-annual onsite equipment inspections by inspectors designated by the Pharmacy Board and bi-annual inspections by the Pharmacy Board to maintain the special sterile permit. Additionally, Polomar Pharmacy is subject to the respective requirements of the non-resident compound pharmacy regulations in the 25 other states in which Polomar Pharmacy is licensed to fulfill sterile prescriptions.

Intellectual Property

The Company’s intangible intellectual property includes rights acquired to manufacture and distribute inhaled sildenafil and other inhaled drug formulations, metformin gummies and oral GLP-1 agonists pursuant to a certain license between the Company and Pinata, Inc. as more fully described herein below.

Corporate History and Capital Structure

The Company was incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On or about July 24, 2003, the name was changed to HealthMed Services, Ltd. On or about September 2, 2022, the name was changed to Trustfeed Corp. (“Trustfeed”). As a result of the change in ownership of the Company in 2021 by Fastbase, Inc., a Nevada corporation, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

However, effective as of December 29, 2023 in accordance with a Stock Purchase Agreement, Fastbase, the then record and beneficial owner of (i) 90,437,591 shares of Common Stock of the Company, representing approximately 83% of the Company’s issued and outstanding Common Stock (the “Common Shares”), and (ii) 500,000 shares of the Series A Convertible Preferred Stock, par value $.001 per share, of the Company, representing 100% of the Company’s issued and outstanding shares of Preferred Stock (the “Preferred Shares” and, with the Common Shares, the “Transferred Shares”), sold the Transferred Shares to CWR 1, LLC, a Delaware limited liability company (“CWR”) for aggregate consideration of $350,000 (collectively referred to as the “CWR Transaction”). Additionally, Rasmus Refer, the Company’s then chief executive officer (principal executive officer, principal accounting officer and principal financial officer) and chairman and sole member of the Company’s Board of Directors (the “Board”), resigned from all director (as of February 12, 2024), officer and employment positions with the Company and its subsidiaries.

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

Upon the consummation of the CWR Transaction on December 29, 2023, the Company experienced a change in control. The CWR Transaction and related transactions had the following consequences:

●	New management anticipated entering into a future transaction involving the Company, which could result in the acquisition of one or more businesses, companies or asset classes, including but not limited to intellectual property assets and that may currently be owned by affiliates of management.

●	The Company’s new management evaluated the Company’s Pre-Existing Business as part of the possible future transactions, and has suspended its operations relating to the Pre-Existing Business, with the expectation of permanently shutting down, spinning off or assigning the Pre-Existing Business at the time of such future transaction(s).

Effective on March 21, 2024, Brett Rosen resigned from all of his officer and director positions with the Company, and he was replaced in all such positions by Terrence M. Tierney.

Polomar Pharmacy Merger

On June 28, 2024, the Company, Polomar Acquisition, L.L.C., a Florida limited liability company, and wholly owned subsidiary of the Company (“Polomar Acquisition”), and Polomar Pharmacy entered into an Agreement and Plan of Merger and Reorganization (the “Pharmacy Merger Agreement”), pursuant to which, subject to the terms and conditions of the Pharmacy Merger Agreement, Polomar Acquisition merged with and into Polomar Pharmacy, with Polomar Pharmacy continuing as the surviving company and a wholly owned subsidiary of the Company (the “Polomar Pharmacy Merger”). The Polomar Pharmacy Merger was completed on September 30, 2024.

The Polomar Pharmacy Merger is considered a “reverse recapitalization” as the historical financial statements of the Company, the accounting acquirer, have been substituted for the historical financial statements of Trustfeed. As a result of the Polomar Pharmacy Merger, the Company ceased commercializing the Pre-Existing Business.

On October 9, 2024, pursuant to the terms of the Pharmacy Merger Agreement, CWR returned 50,000,000 shares of Common Stock for cancellation. Also, in October 2024, pursuant to the terms of the Pharmacy Merger Agreement, the Company issued an aggregate of 207,414,147 (pre-split) shares of its Common Stock to the former Polomar Pharmacy members.

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

On November 1, 2024, the Company effected the 1 for 10 reverse stock split. Accordingly, as of November 1, 2024, there were 27,657,679 shares of Common Stock issued and outstanding.

In addition, the Company adopted its 2024 Equity and Incentive Compensation Plan.

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

The Company is obligated to pay a royalty to Pinata ranging from ten percent (10%) to twenty percent (20%) of the net sales from products utilizing the IP Rights containing the Ingredients.

The License Agreement has a perpetual term, subject to the right of either party to terminate (a) if the other party commits a material breach of its obligations under the License Agreement and fails to cure such breach and (b) at any time upon 180 days prior written notice to the other party.

The Company’s wholly owned subsidiary, Polomar Pharmacy, presently utilizes the licensed IP rights in its inhalable sildenafil products and intends to use the licensed IP rights for inhalable eletriptan and a metformin gummy.

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

Pinata is an affiliate of CWR.

License Agreement Valuation

The Company believes that the IP rights, licensed to it by the License Agreement, will positively affect the Company’s revenue during the term of the License Agreement. Assuming the USPTO grants patent protection to some or all of the IP Rights, then the Company can expect twenty years of statutory protection of the IP Rights.

The Company utilized the income approach to value the intellectual property rights licensed from Pinata. The Company, based upon contractual obligations and sales projections provided to us by ForHumanity, Inc. (see below), projected annual gross revenues through December 31, 2029. After deducting contractual royalties due to Pinata and cost of goods sold we determined that the license had a net present value of $9,735,000. We additionally took into consideration that while the term of the license is perpetual it is non-exclusive, the underlying intellectual property has not as of the date of this filing been granted patent protection by the USPTO and the license is terminable on one-hundred eighty (180) days notice by either party. The Company has elected to accelerate the amortization of our intangible assets and have reduced the carry value to zero as more fully set forth below.

We have experienced significant delays in bringing the licensed products to market including delays in sourcing active pharmaceutical ingredients, particularly eletriptan, manufacturing, completing required stability and sterility testing, and delays in conducting and completing clinical trials. As a result of these delays the launch date for our inhaled sildenafil product has been pushed back to late Q2 2026, with our metformin gummy expected in late Q3 2026 and inhaled eletriptan in early Q4 2026. Additionally, our marketing partner, ForHumanity Health, Inc. (“FHH”) has expressed concerns regarding efficacy of the inhaled sildenafil product and has elected not to pursue an agreement to market the metformin gummy, additionally as of the date of this filing FHH has advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 8 – Subsequent Events). While we seek to market and distribute the inhaled sildenafil and metformin gummies with our other telehealth partners, we cannot guarantee that we will be able to timely and successfully implement our sales and distribution strategies, as a result of these uncertainties and other market conditions we have elected to accelerate the amortization of our intangible assets.

FORHumanity Agreement

On March 11, 2025, Polomar executed a Product Fulfillment and Distribution Agreement, effective on March 12, 2025, as amended on March 17, 2025, and Amended and Restated on August 19, 2025 and as amended on September 23, 2025, and December 8, 2025 with ForHumanity, Inc., a Delaware corporation (“ForHumanity”) and Island Group 40, LLC (“IG4”), (collectively, the “ForHumanity Agreement”).

The ForHumanity Agreement allows ForHumanity to exclusively market (through April 30, 2026), Polomar’s previously licensed, patent pending, inhalable sildenafil, marketed as VigorAir™. (While sildenafil and eletriptan have been approved by the FDA for prescription use in an oral form and both medications are generally regarded as safe, the FDA has not approved our inhalable compounded formulation. Pursuant to the ForHumanity Agreement, Polomar shall be solely responsible for fulfilling valid prescriptions for the above-referenced medications through Polomar Specialty Pharmacy. IG4 provides account management services on behalf of Polomar.

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($550,000 of which has been received by Polomar as of December 31, 2025), Polomar has granted ForHumanity exclusivity to market VigorAir to potential customers through June 30, 2026. The Company may terminate the ForHumanity Agreement upon ninety (90) days written notice if average monthly sales do not meet or exceed $100,000 per month for the period January 1 through July 31, 2026. Exclusivity may be extended through December 31, 2026, provided ForHumanity provides at least $1,750,000 in gross revenue to Polomar during the period stay on January 1, 2026, through June 30, 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to Polomar.

●	ForHumanity launched test marketing of VigorAir in November 2025. In December 2025 the Company, ForHumanity and Altanine, Inc., the parent of Pinata, Inc. sponsored additional clinical trials of our inhaled sildenafil. Preliminary trial results were received by the Company on February 12, 2026, and complete results of the clinical trial were received on February 28, 2026 (See Note 8 – Subsequent Events).

●

As of the date of filing of the Company’s Annual Financial Statement on Form 10-K, we have been advised by ForHumanity Health, Inc. (“FHH”) that they have suspended sales of VigorAir, their branded version of our licensed inhalable sildenafil product. The Parties have been engaged in ongoing discussions to resolve issues regarding product manufacturing, testing delays, marketing challenges and delays associated with ongoing clinical trials. The Company has granted FHH forbearance on the $200,000 payment that was due the Company on January 9, 2026, while we attempt to resolve the respective parties’ concerns . On April 23, 2026, ForHumanity advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 8 – Subsequent Events).

Merger with Altanine Inc.

On July 23, 2025, the Company, Polomar Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Altanine Inc., a Nevada corporation (“Altanine”), entered into an Agreement and Plan of Merger and Reorganization (the “Altanine Merger Agreement”), pursuant to which, subject to the terms and conditions of the Altanine Merger Agreement, Merger Sub will merge with and into Altanine, with Altanine continuing as the surviving company (the “Surviving Company”) and a wholly owned subsidiary of the Company (the “Altanine Merger”).

At the effective time of the Altanine Merger (the “Altanine Effective Time”), each one share of Altanine common stock shall be automatically converted into the right to receive one share of Common Stock of the Company, and each one share of Altanine preferred stock shall be automatically converted into the right to receive one share of Company preferred stock, in each case subject to adjustment (collectively, the “Altanine Exchange Ratio”).

Following the consummation of the Altanine Merger, former common stockholders of Altanine are expected to own an aggregate of approximately 80% of the then-issued and outstanding shares of Common Stock of the Company and current common stockholders of the Company are expected to own an aggregate of approximately 20% of the then-issued and outstanding shares of Common Stock of the Company. The Company also agreed to assume Altanine’s existing incentive plan, and all outstanding options granted by Altanine, as adjusted by the Altanine Exchange Ratio. Additionally, at the Altanine Effective Time, all unexercised and unexpired warrants to purchase shares of Altanine common stock or preferred stock, then outstanding shall be converted into and become a warrant to purchase the Company’s Common Stock, as adjusted by the Altanine Exchange Ratio.

The Company agreed to assume all unconverted and unexpired promissory notes of Altanine, except that the conversion terms will be adjusted for the Altanine Exchange Ratio and such notes will be convertible into the Company’s Common Stock.

Immediately following the closing of the Altanine Merger (the “Altanine Closing”), the composition of the Board shall be comprised of four appointees by Altanine, who shall initially be George Hornig, George Caruolo, Alexandra Peterson, and Gabrielle Toledano, and one appointee by the Company, who shall initially be Gabriel Del Virginia. Furthermore, the Board shall (a) appoint George Hornig as the Chairman of the Board, (b) accept the resignation of Terrence M. Tierney as Chief Executive Officer and President; (c) appoint Charles Andres, Jr., Altanine’s current Chief Executive Officer (“CEO”), as the CEO of the Company; and (d) appoint Mr. Tierney as Executive Vice President and Chief Administrative Officer. Mr. Tierney will continue in the role of Secretary.

The Altanine Merger Agreement contains covenants of the parties, including: (a) the requirement to take all reasonable steps to consummate the Altanine Merger, (b) restrictions on the conduct of the Company’s and Altanine’s respective businesses; (c) to use commercially reasonable efforts to prepare and submit a listing application to Nasdaq for the Surviving Company and to cause the Company’s Common Stock to be approved for listing (the “Nasdaq Listing Application”); (d) for the Company to use its best efforts to enter into an Equity Credit Line in a minimum amount of $25 million at terms to be mutually agreeable to the Company and Altanine; and (e) for the Company to adopt an amended Independent Director Compensation Policy to be in effect as of the Altanine Closing in form and substance agreeable to Altanine.

The Altanine Closing is subject to certain conditions, including (i) the Company having obtained the affirmative written consent of a supermajority of its disinterested stockholders in favor of the adoption of the Altanine Merger Agreement and the transactions contemplated thereby, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of the Company and Altanine and the compliance by each of the Company and Altanine with their respective obligations under the Altanine Merger Agreement, (iii) approval of the transactions contemplated by the Altanine Merger Agreement by any third-parties and governmental entities as may be required by law, (iv) the absence of any law or judgment prohibiting or making the Altanine Merger unlawful, (v) the receipt of a PCAOB compliant audit of Altanine for the fiscal years ending December 31, 2025 and 2024 and required unaudited financial statements under applicable rules of the SEC.

As of the date of this filing the Altanine Merger has not closed.

Our address is 32866 US Hwy. 19 N, Palm Harbor, FL 34684.

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

Human Capital

As of December 31, 2025, we have six full time employees, and two part time employees. As necessary, we will engage consultants to provide services to the Company, including regulatory, legal and corporate services. We expect to be subject to labor laws and regulations in the U.S. as we grow our operations. These laws and regulations would principally concern matters such as paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment.

We presently do not have pension, health insurance, annuity or other employee benefits; however, we intend to adopt some or all of such employee benefits in the future. There are presently no personal benefits available to any officers, directors, or employees. Our employees are all based in the United States, at our offices located in Florida, California and New York or operating remotely. These employees oversee day-to-day operations of the Company. We are subject to labor laws and regulations that apply to our employees located in our Florida, California and New York offices. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment.

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

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of a significant operating history, lack of fully-developed or commercialized products and services, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

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

Investors are subject to all the risks incident to the creation and development of a new business, and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our operations have historically and are expected to continue to consume substantial amounts of cash. We expect that our monthly cash used by operations will continue to increase for the next several years. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, commercial acceptance of our products, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of then existing stockholders will be reduced. In addition, any such transaction may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges that rank senior to those of our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail the roll-out of our business and services and adopt an alternative operating model to continue as a going concern.

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world and resulted in extended shutdowns of businesses around the world, including in the United States. Future shutdowns or disruptions, and their scope and severity may be significant, and as we and the third parties with whom we engage, including our suppliers and customers and other third parties with whom we conduct business or intend to conduct business, could experience shutdowns or other business disruptions, our ability to conduct our business will likely be materially and negatively impacted.

We are subject to significant related party short term debt and other current liabilities, which we may be unable to repay.

We have accrued liabilities, including related party short-term loans payable and other liabilities of over $625,000 as of December 31, 2025. We also expect to incur additional indebtedness from time to time to fund operations, which may come from affiliates. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

We have a history of losses and anticipate that we will continue to incur net losses for the foreseeable future. Our net losses were $10,701,105 and $1,341,333 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $13,612,268.

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

We are and will continue to be materially dependent on a combination of licensed patents and pending patents, trade secrets, and trademarks, non-disclosure and non-competition agreements, and other intellectual property protections which will enable us to maintain our proprietary competitiveness. We may also be subject to patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we could potentially be involved as a plaintiff and/or as a defendant in a number of patent infringement and/or other contractual or intellectual property related actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of such litigation, we acknowledge the possibility that any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which would have a material adverse effect on the financial condition of our business and on our business operations.

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

We dispense compounded versions of GLP-1 agonist drugs which include tirzepatide and semaglutide, these drugs are marketed by Eli Lily (Monjouro and Zepbound) and Novo Nordisk (Ozempic and Wegovy), respectively. Novo Nordisk holds patent nos. US8129343 (expires December 2031) and US10335462 (expires June 2033) for certain doses of semaglutide utilizing a subcutaneous delivery route. Liraglutide is currently available as a generic drug, and we are exploring various alternative methods of dispensing this medication including oral, intranasal and compounded sublingual delivery.

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

Our common stock is currently traded on the OTCQB market. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on a national securities exchange, which we can provide no assurance, we expect that it will continue to be listed on the OTCQB market. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or which we have in the form of convertible preferred stock and other securities, and intend to continue to do.

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

Our certificate of incorporation authorizes the issuance of a maximum of 295,000,000 shares of common stock and 500,000 shares of “blank check” preferred stock. Any additional financings effected by us, and any future conversion of existing indebtedness into our equity securities, or preferred stock into our common stock, may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. We may further dilute the percentage of common stock held by our existing stockholders as, if and when we consummate our planned business combination with Altanine. Moreover, the securities issued in any such transactions may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders on an as converted, fully diluted basis. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or other securities convertible into or exchangeable for common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

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

As of October 11, 2024, we issued an aggregate of approximately 207,414,147 shares of our common stock pursuant to the Merger Agreement, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. All of these restricted securities may now be publicly resold under Rule 144 t, subject to the limitations and exceptions described in Rule 144.

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

On September 15, 2025, the Company filed a registration statement Form S-1 with the SEC seeking to register approximately 7,710,719 shares of the Company’s common stock, which was effective on December 15, 2025. Approximately 5,858,451 of the shares registered for resale under such registration statement are held by non-affiliates of the Company. The Company has approximately 8.5 million free trading shares outstanding as of the date of this filing.

The Company expects to file additional registration statements on Form S-1 registering for resale shares held by certain existing stockholders of the Company, which may be affiliates of the Company. Shares registered under these registration statements on Form S-1 will be available for sale in the public market. The Company may also register for resale a portion of the shares that it may issue pursuant to its planned business combination with Altanine, which may be significant.

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

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Our preferred stockholders CWR 1, LLC and Reprise Management, Inc. are entitled to a 9/10 per underlying common share voting right, therefore our preferred stockholders are entitled to vote 1,687,500 common shares. CWR and Reprise are affiliates of Dan Gordon. The total voting power outstanding in the Company is approximately 29,707,124 votes. CWR and Daniel Gordon thus has power over approximately 14.7 million of the 29,797,124 total votes, or approximately 49% of the total votes.

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

Political, social and geopolitical conditions in the markets in which our products are expected to be sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events and tensions, wars and other military conflicts in these markets (including wars and conflicts in Ukraine, Israel and Iran) have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such conditions have resulted in and could continue to result in exchange rate fluctuation, limitations on access to credit markets and other corporate banking services, including working capital facilities, volatility in global stock markets and global economic uncertainty and heightened risk to employee safety, any of which can adversely affect our business.

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

As a healthcare services company, we are subject to the provisions of the Healthcare Insurance Portability and Accountability Act of 1996 to protect and safeguard the personal health information (“PHI”) of patients for whom we provide services. We use information technology, digital communications and other computer resources to carry out important operational activities (prescription fulfillment, secure PHI disclosures to healthcare providers) and to maintain our business records. We rely on third-party providers to store and secure sensitive data on our behalf, and we have not implemented internal systems and processes to address ongoing and evolving cybersecurity risks. We depend on various partners and service providers, and our software partners, to secure PHI, personal identifiable and confidential information. However, cyberattacks or other security breaches may remain undetected over an extended period of time and may not be addressed in a timely manner to minimize the impact, which could result in substantial costs. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cybersecurity measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the can create uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, as funds permit, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

The U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

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

Risks Related to our Management and Control Persons

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories, and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. For instance, we have entered into an agreement to combine with Altanine, which remains subject to the satisfaction or waiver of certain closing conditions, and which we expect to close in the second quarter of 2026. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

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

Item 1B. Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 1C. Cybersecurity

We currently use a third-party sub-contractor to manage Information Technology (IT) issues, including with respect to protection against, detection, and response to cyberattacks but have not adopted an Information Technology Policy as a result of our size and the status of our operations.

Additionally, we utilize third party vendors and service providers for legal, accounting, web hosting and maintenance and other activities. We believe that our third-party vendors and service providers have their own respective cybersecurity protocols which our management believes to be adequate for protecting any of the Company’s data that might be in their possession from time to time.

Our chief executive officer and directors are responsible for assessing and managing cybersecurity risks, but our officers and directors do not have specific cybersecurity expertise. We believe that cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

The nature of our business provides us with access to personal health information (“PHI”) which is considered protected data under the Health Insurance Portability and Accountability Act of the 1996 (“HIPAA”). Our data storage and websites that access PHI are HIPAA compliant.

Cybersecurity threats have not materially affected the Company, as of the filing date of this Annual Report on Form 10-K. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact us by causing a disruption to our operations, if any, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business, if any, and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including its their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

Item 2. Properties.

Our principal executive offices are located at 32866 US Hwy. 19 N, Palm Harbor, FL 34684. Additionally, Profesco, Inc., an affiliate of the Company’s President, Terrence M. Tierney maintains an office at 22 Greencroft Avenue, STE 1, Staten Island, NY 10308 for the benefit of the Company. We do not pay any rent or lease payments to Profesco for use of the facilities at this time.

We operate a Food, Drug and Cosmetics Act (“FD&C”) compliant 503A sterile compounding pharmacy located at 32866 US Highway 19 N, Palm Harbor, FL 34684.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is qualified for quotation on the OTC Markets- OTCQB under the symbol “PMHS”. There is currently only a limited trading market in our shares, and therefore we do not have an established trading market for our common stock. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

The following table shows the high and low bid prices of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2025	$0.800	$0.080
September 30, 2025	$0.423	$0.200
June 30, 2025	$0.422	$0.380
March 31, 2025	$0.400	$0.390

December 31, 2024	$1.500	$0.070
September 30, 2024	$2.180	$0.700
June 30, 2024	$1.600	$0.350
March 31, 2024	$4.000	$1.094

Holders

As of December 31, 2025, we had approximately 180 shareholders of record of common stock per our transfer agent’s shareholder list with others being held in street name.

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

Equity Compensation Plan Information Table

On July 11, 2024, the Company adopted the 2024 Equity and Incentive Compensation Plan. As of December 31, 2025, no grants of stock, stock options or other stock-based compensation have been issued pursuant to the terms of the plan.

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

Overview

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states by the end of the second quarter of 2026.

Prior to the September 30, 2024 merger between the Company and Polomar Pharmacy (as described more fully below under “Polomar Pharmacy Merger”), Polomar Pharmacy’s business was concentrated on providing compounded dermatological prescription medications for topical delivery. Polomar Pharmacy’s exclusive dermatological formulations, co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions, were primarily fulfilled on behalf of local dermatologists with limited interstate prescription delivery. In early 2024, Polomar Pharmacy commenced the construction of clean rooms to allow for the dispensing of sterile compounded drugs. Polomar Pharmacy received its Special Sterile Compounding Permit in August of 2024. Polomar Pharmacy continued to primarily fulfill prescriptions for compounded dermatological drugs and has, on a limited basis, fulfilled prescriptions for sterile compounded GLP-1 agonists for subcutaneous injection. On September 26, 2025, the Company executed a one-year non-exclusive pharmacy services agreement with CareValidate, Inc. (“CareValidate”) to fulfill GLP-1 agonist prescriptions for CareValidate’s network of on-line clinics. Polomar began fulfilling prescriptions for CareValidate on October 6, 2025, and we have received and expect to continue to receive revenue from this customer.

Polomar Pharmacy has experienced significant losses from operations as a result of a decline in revenues and increased labor costs. The decline in revenues is primarily due to a change in Polomar Pharmacy’s business model from local fulfillment of compounded dermatological formulations to online fulfillment of GLP-1 agonist and erectile dysfunction drugs. Polomar Pharmacy’s operations are highly dependent on third-party utilization of Polomar Pharmacy’s compounded drug formulations. Polomar Pharmacy has experienced continuing delays in fully developing its compounded product formulations, manufacturing delays due to unexpected supply chain issues for imported active pharmaceutical ingredients and related products excipients, which have been satisfactorily resolved as of the fourth quarter of 2025, and logistical challenges resulting from transitioning from a local fulfillment to national fulfillment business model. The Company has had insufficient access to capital to successfully implement its business plan.

The Company also owns SlimRx™ (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in the second quarter of 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-12 and other complementary compounded weight loss formulations (VitaSlim™ and VitaSlim Plus™), including adjunctive therapies utilizing our proprietary metformin gummy formulation. SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the U.S. Patent and Trademark Office (“USPTO”) requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. On October 24, 2025, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company amended its trademark application and the USPTO issued a Notice of Publication for the SlimRx trademark on December 17, 2025, on February 17, 2026, the USPTO issued a Notice of Allowance of the SlimRx trademark (See Note 8 – Subsequent Events).

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

Competition

The Company faces strong competition in the on-line prescription fulfillment marketplace, particularly for GLP-1 agonist weight loss drugs and erectile dysfunction formulations as industry leaders Hims/Hers and Ro currently control a significant market share for these drugs. Hims/Hers and Ro currently dispense their GLP-1 drugs (semaglutide and tirzepatide) via traditional drug vials and use of a syringe requiring the patient to manually fill the syringe with the drug prior to injection. We believe our pre-filled injection pen system will provide an easier, better, and more comfortable user experience thereby providing us a potential marketing advantage.

Eli Lily and Company, the manufacturer of Mounjaro and Zepbound (Tirzepatide) competes directly with us through Lilly Direct, an online platform that delivers prescribed medications directly to the patient. Based on publicly available information, we believe that where both Mounjaro and Zepbound can cost more than $1,100 per month when fulfilled by a traditional pharmacy, as of August 27, 2025, Lilly Direct is offering Zepbound directly to the customer at between $399 and $549 (depending on dose prescribed) per month, a significant discount over local pharmacies. This discounted medication is delivered to the patient by Lilly Direct in single use vials with a syringe instead of an injector pen. This requires the patient to manually measure and fill the syringe prior to injection. We expect that our pre-filled injection pens will be a more attractive delivery system for most patients, and we will be competitive on pricing.

We believe that both Hims/Hers and Ro currently sub-contract their prescription fulfillment to other licensed compounding pharmacies as neither owns their own pharmacy. Hims/Hers and Ro are also active in promoting hair loss treatment and the treatment of dermatological conditions. While both Hims/Hers and Ro presently have a significant marketing advantage over us, we believe that our integrated platform delivering telemedicine to patients and directly fulfilling prescription may provide an advantage and is likely to provide better margins on the products we sell.

Our direct competition is limited. Levity Healthcare, Inc., launched in 2023, and their related company ZipHealth, Inc. (Florida licensed pharmacy), has been in operation since 2019, providing similar compounding services as we do, utilizing their own provider group, offering weight loss drugs and consultation through JoinLevity.com and prescribes other drugs at ziphealth.co. ZipHealth is presently licensed in 25 states and has publicly announced that they expect to continue expanding. ZipHealth, like the Company, does not currently accept insurance, but plans to do so in the future. We believe our competitive advantage over Levity/ZipHealth is the user experience. Like other competitions offering injectable drugs, Levity delivers the medication in a sterile bottle with syringes for the consumer to manually fill just prior to injection. We believe our pre-filled injector pen system will be more attractive to the consumer of our products.

Manufacturing

The Company manufactures all sterile compounded injectable drugs at Polomar Pharmacy in Palm Harbor, FL pursuant to a State of Florida Special Sterile Compounding Pharmacy permit #PH35277. Other compounded non-sterile drugs, inhaled sildenafil and sublingual sildenafil are sourced from FDA approved, cGMP, 503B outsourcing facilities or contract drug manufacturers.

Regulatory

Polomar Pharmacy operates pursuant to the guidelines established pursuant to Section 503A – Pharmacy Compounding of the Food, Drug and Cosmetics Act (21 U.S.C. Chapter 9). Section 503A provides guidance to compounding pharmacies but does not establish legally enforceable responsibilities. Regulation of the compounding pharmacy is provided by the state in which the pharmacy is physically located. Polomar Pharmacy is governed and licensed by the Florida Board of Pharmacy (“Pharmacy Board”) as a Community Pharmacy pursuant to Fla. Stat., Chapter 465.018. Polomar Pharmacy holds sterile (#PH35277) and non-sterile (# PH35196) permits issued by the Florida Board of Pharmacy. Polomar Pharmacy is subject to semi-annual onsite equipment inspections by inspectors designated by the Pharmacy Board and bi-annual inspections by the Pharmacy Board to maintain the special sterile permit. Additionally, Polomar Pharmacy is subject to the respective requirements of the non-resident compound pharmacy regulations in the 25 other states in which Polomar Pharmacy is licensed to fulfill sterile prescriptions.

Intellectual Property

The Company’s intangible intellectual property includes rights acquired to manufacture and distribute inhaled sildenafil and other inhaled drug formulations, metformin gummies and oral GLP-1 agonists pursuant to a certain license between the Company and Pinata, Inc. as more fully described herein below.

Company Loans

Reprise Note

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise owns or controls approximately 7% of the Company and is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR. As of December 31, 2025, the Reprise Note had a total balance, inclusive of accrued interest, of $635,869.81.

CWR 1 Notes

Effective as of August 16, 2024, the Company entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR as the lender. Pursuant to the CWR Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the CWR Note in the amount of $157,622.56 was made, which funds are being used to repay CWR all amounts due to CWR pursuant to prior undocumented loans provided by CWR to the Company. As of June 30, 2025, the outstanding principal amount of the CWR Note was $450,000, inclusive of all accrued interest. On July 2, 2025, the Company and CWR executed an amendment to the CWR Note (“CWR First Amendment”), effective on June 30, 2025, whereby CWR exchanged the CWR Note for 90 shares of the Company’s Series A Convertible Stock.

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

As of December 31, 2025, the CWR Note II had an outstanding principal balance, including accrued interest of $62,539.37.

CWR owns or controls approximately 22% of the issued and outstanding shares of the Common Stock of the Company as of March 31, 2026. Daniel Gordon, CWR’s manager, controls or beneficially owns approximately 27% of the issued and outstanding Common Stock of the Company; therefore, Mr. Gordon has voting control over approximately 49% of the issued and outstanding shares of the Company’s Common Stock.

Profesco Holdings Note

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

On November17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”). The Profesco First Amendment increases the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000. The Profesco Additional Principal shall be subject to a 3% discount per draw. All other material terms of the Profesco Note remain unchanged.

Terrence M. Tierney, the Company’s CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of December 31, 2025, the Profesco Note had an outstanding principal balance of $191,144.31, plus accrued interest of $9,106.63.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

Revenues

The Company had revenues of $648,231 for the fiscal year ended December 31, 2026, as compared with $58,824 in revenue for the fiscal year ended December 31, 2025. The revenue in 2025 was from pharmacy operations and guaranteed contractual payments. The Company does not expect to have significant revenues and recurring revenues until it is able to raise capital to increase the distribution and demand for our services. If the Company is able to obtain funding, it plans to engage in partnerships with larger marketing agencies and influencers to create attention to the Company’s prescription fulfillment platform.

Operating Expenses

Operating expenses increased to $11,161,203 for the fiscal year ended December 31, 2025, from $1,330,399 for the fiscal year ended December 31, 2025. Our operating expenses for the fiscal year ended December 31, 2025, consisted mainly of accelerated amortization of $9,735,375, payroll in the amount of $465,914, legal, SEC filing fees and accounting fees of $212,514, incurred in connection with the pending merger with Altanine, COGS of 188,132, consulting fees of $185,414, and pharmacy operations of $172,074. In comparison, our operating expenses for the fiscal year ended December 31, 2024, consisted mainly of payroll in the amount of $380,476, legal and accounting fees of $198,878, and consulting fees of $130,399.

We believe our general and administrative expenses will increase over time as we advance our programs, requiring additional investments in headcount, facilities and other general and administrative operating activities to support our growth, and as we continue to incur expenses associated with public-company compliance.

Other Expenses

We had other expenses of $150,841 for the fiscal year ended December 31, 2025, as compared with other expenses of $41,837 for the fiscal year ended December 31, 2024. Our other expenses for the fiscal year ended December 31, 2025, consisted of interest expense of $150,841. Our other expenses for the fiscal year ended December 31, 2024, consisted of interest expense in the amount of $41,837.

Net Loss

We recorded a net loss of $10,701,105 for the fiscal year ended December 31, 2025, as compared with a net loss of $1,341,333 for the fiscal year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had total current assets of approximately $355,096 and total current liabilities of $1,600,110. We had a working capital deficit of $1,245,014, as compared to working capital deficit of $1,260,965 as of December 31, 2024.

Net cash used by operating activities was $395,995 for the fiscal year ended December 31, 2025, as compared with $1,019,787 cash used for the fiscal year ended December 31, 2024. Our negative operating cash flow for both periods was a result of our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $521,594 in cash for the fiscal year ended December 31, 2025, as compared with $1,108,063 for the fiscal year ended December 31, 2024. Our positive financing cash flow for 2025 mainly consisted of advances from the proceeds of related party promissory notes.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2025, the Company had $132,150 cash on hand. At December 31, 2025, the Company has an accumulated deficit of $13,612,268. For the year ended December 31, 2025, the Company had a net loss of $10,701,105, and cash used in operations of $395,995. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in additional equipment in order to increase manufacturing capacity and additional sales and marketing initiatives to increase distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital for equipment and marketing in order to increase the manufacturing and distribution capacity for our products, and to pay for ongoing operating expenses. Management is currently in the process of looking for additional investors. Currently, loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through related party debt or through the issuance of our newly designated series of preferred stock. As of December 31, 2025, we have an accumulated deficit of $13,612,268.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, for public business entities only. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2025-01 requires PBEs to adopt the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In May of 2025, the FASB issued ASU 2025-04 to clarify the accounting treatment of share-based compensation payable to a customer. The Company has not engaged in providing share-based compensation to a customer and does not presently anticipate doing so.

In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Losses. This ASU update provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In September of 2025, the FASB issued ASU 2025-06, Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to for the Accounting of Internal-Use Software. This ASU provides (1) entities remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The Company is not engaged in development of Internal-Use Software and does not presently anticipate doing so.

In September of 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU (1) refines the scope of the guidance on derivatives in ASC 8152 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The Company does not presently engage in derivative accounting and does not anticipate doing so.

In November of 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326), Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Specifically, loans (other than credit cards) acquired without credit deterioration and deemed seasoned are purchase seasoned loans and accounted for using the gross-up approach at acquisition. The Company had not engaged in any purchased loan transactions and does not presently anticipate doing so.

In November of 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. This ASU was issued to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The Company does not presently engage in Hedge Accounting and does not anticipate doing so.

In December of 2025, the FASB issued ASU 2025-10, Government Grants (Topic 842), Accounting for Government Grants Received by Business Entities. This ASU amends ASC 832 to include guidance on the recognition, measurement, and presentation of government grants, leveraging the principles in IAS 20. Given the similarities between the guidance in ASU 2025-10 and IAS 20, adoption of ASU 2025-10 by companies currently applying IAS 20. The Company has not sought or received any Government Grants but may due so in the future and is therefore the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This ASU consolidates required interim disclosures into a single, accessible list within ASC 270. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues to refine U.S. GAAP, including clarifying diluted EPS calculations during losses, refining derivative scope, correcting technical errors in financial statement descriptions, and amending share-based consideration payable to customers, diluted EPS and lease receivables. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting. The Company has insufficient personnel resources to effectively and timely file our required periodic filings on Forms 10-K and 10-Q. We filed our quarterly report on Form 10-Q for the period ending March 31, 2025, on June 30, 2025, and our quarterly report on Form 10-Q for the period ending September 30, 2025, on November 25, 2025z

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting, by: (i) appointing additional qualified personnel to address inadequate staffing and segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. This will be subject to the availability of additional funds, of which we can give no assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have three directors serving on our Board. The following table lists the name, age and position of the individual who serves as the sole director of the Company, as of April 20, 2026:

Name	Age	Position
Terrence M. Tierney	64	President, Secretary and Director
Gabriel Del Virginia	68	Director
David Spiegel	63	Director

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

Name	Age	Position
Terrence M. Tierney	64	President, Secretary and Director
Charlie Lin	55	Chief Financial Officer and Treasurer

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

Audit Committee

The Audit Committee is composed of Messrs. Del Virginia and Mr. Spiegel. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Del Virginia is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.polomarhs.com. The Audit Committee held three meetings during the fiscal year ended December 31, 2025.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Spiegel and Del Virginia. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.polomarhs.com. The Compensation Committee held one meeting during the fiscal year ended December 31, 2025.

The function of the compensation committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

Nominating Committee

The Nominating Committee is composed of Messrs. Del Virginia and Spiegel. Each of the members of the Nominating Committee is independent. The Nominating Committee acts pursuant to a written charter which is available through our website at www.polomarhs.com. The Nominating Committee held no meetings during the fiscal year ended December 31, 2025.

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

Code of Business Conduct and Ethics

We have adopted a revised Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

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

Based solely on a review of the copies of such forms furnished to us, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been me.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Terrence M. Tierney	2025	$55,750	-	$54,360	-	-	$106,000	$215,860
Interim President, Former Chief Financial Officer, Secretary, Former Treasurer and Director (1)	2024	-	-	-	-	-	$54,000	-

Charlie Lin	2025	$130,000	-
Chief Financial Officer, Treasurer (2)	2024	$65,000	-

(1)	Mr. Tierney was appointed to such positions on and as of March 21, 2024. Effective April 10, 2025, Mr. Tierney has resigned as the Company’s Treasurer and Chief Financial Officer.
(2)	Mr. Lin was appointed Chief Financial Officer and Treasurer effective April 10, 2025.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, pursuant to the terms of his Executive Employment Agreement, Mr. Tierney was entitled to receive 125,000 shares of the Company’s common stock, of which 25,000 shares have been issued as of the date of this filing. Mr. Tierney was also granted, pursuant to the terms of his Executive Employment Agreement, 1,000,000 non-qualified ten-year options to purchase shares of the Company’s common stock. .

Agreements with Mr. Tierney

In furtherance of Mr. Tierney’s appointment as the Company’s sole executive officer, the Company, Mr. Tierney and an affiliate of Mr. Tierney, have entered into a Professional Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, among other things, Mr. Tierney, directly or through his affiliate, will fill the role of President, Chief Financial Officer, Secretary and Treasurer of the Company and otherwise act as the Company’s principal executive officer and principal financial officer. The term of the Agreement was for an initial term ending on the earlier of five months from the effective date or the filing of the Company’s Form 10-Q for the accounting period ending June 30, 2024, and it may be extended by mutual consent or earlier terminated in the event of certain “cause” events as specified in the Agreement. On October 24, 2024, a majority of the members of the Board of Directors voted to extend the Professional Services Agreement between the Company and Mr. Tierney through December 31, 2024, by mutual consent of all the parties to the agreement. On January 27, 2025, a majority of the Board of Directors voted to extend the agreement through March 31, 2025, during the period January 1, 2025, through March 31, 2025, Mr. Tierney was entitled to receive compensation in the amount of $36,000 plus reasonable reimbursable expenses. On July 16, 2025, a majority of the Board of Directors voted to extend the agreement through August 31, 2025, Mr. Tierney was entitled to receive compensation in the amount of $60,000 plus reasonable reimbursable expenses. On October 31, 2025, a majority of the Board of Directors voted to extend the agreement through October 31, 2025, Mr. Tierney was entitled to receive compensation in the amount of $32,000 plus reasonable reimbursable expenses. The Services Agreement was terminated in accordance with its terms on October 31, 2025.

Effective September 15, 2025, the Company has entered into an Executive Employment Agreement (“Tierney Employment Agreement”) with M. Tierney. Mr. Tierney shall serve as the Company’s President, Chief Executive Officer and Secretary.

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

Director Compensation

Gabriel Del Virginia received $52,500 in stock-based compensation and David Spiegel received $43,500 in stock-based compensation for the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of April 20, 2026, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of April 20, 2026. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 30,385,726 shares of common stock issued and outstanding, as of April 20, 2026. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of April 20 2026, are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Polomar Health Services, Inc., 32866 US Hwy. 19 N, Palm Harbor, FL 34684.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

CWR 1, LLC (1)	6,168,760	20.3%
Daniel Gordon (1)(2)(3)	6,678,739	24.45%
Michael Ogburn (4)	2,814,260	9.26%
Christopher Price (5)	2,779,351	9.15%
Terrence M. Tierney (6)	320,395	2.03%
Gabriel Del Virginia (6)	125,000	0.30%
David Spiegel (6)	104,383	0.23%
All directors and executive officers as a group (3 persons)	395,411	0.95%

(1)	CWR is an affiliate of Daniel Gordon and of GLD Partners, LP. (“GLDLP”)
(2)	Daniel Gordon is the majority shareholder of GLD Management, Inc., the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.
(3)	Daniel Gordon and members of his immediate family own the shares disclosed herein and Mr. Gordon may be deemed to beneficially own these shares.
(4)	Michael Ogburn may be deemed to beneficially own 366,770 shares held by OFT, LLC,
954,106 shares held by IX Ranch Trust and 1,493,384 shares owned by Birdhouse Trust.
(5)	Christopher Price owns 477,053 shares of the Company’s common stock, Mr. Price, as a member of TEC Consulting, LLC (“TEC”) and Investments Alternatives, LLC (“Alternatives”), may be deemed to beneficially own 1,151,149 shares held by TEC and 1,151,149 shares held by Alternatives.
(6)	Includes shares vested, but yet issued, vested options.
(7)	Includes underlying common stock issuable pursuant to

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

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board has selected the independent accounting firm of GreenGrowth CPAs, to audit the accounts of the Company for the year ending December 31, 2025.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2024, and 2025, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2024	2023
Audit Fees (1)	$35,500	$23,000
Tax Fees	2,780	5,625
All Other Fees	-	-

(1)	Audit fees represent fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Contribution Agreement, dated September 14, 2021 (incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024).
2.3	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan and Merger and Reorganization, dated June 28, 2024 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 19, 2024).
2.4	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2025, by and among Polomar Health Service, Inc., Polomar Merger Sub, Inc., and Altanine, Inc. (incorporated by reference to the Current Report on Form 8-K filed on July 29, 2025)
3.1	Articles of Incorporation, dated September 14, 2000 (incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008).
3.2	Certificate of Amendment, dated July 24, 2003 (incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008).
3.3	Certificate of Change, dated April 27, 2010 (Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on June 10, 2010).
3.4	Certificate of Amendment, dated May 3, 2011 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.5	Certificate of Amendment, dated March 6, 2019 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.6	Certificate of Amendment, September 23, 2021 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.7	Certificate of Change, September 23, 2021 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.8	Certificate of Amendment, dated November 7, 2022 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.9	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.10	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.11	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023).
3.12	Certificate of Amendment, dated October 10, 2024 (Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024).
3.13	Bylaws (Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008)
10.1	Promissory Note and Loan Agreement, dated August 16, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 21, 2024).
10.2	Restated and Amended Know-How and Patent License Agreement, dated as of January 9, 2025, between Polomar Health Services, Inc., and Pinata Holdings, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.3*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 25, 2024).
10.4*	2024 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Schedule 14C Information Statement of the Company filed on August 1, 2024).
10.5	Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, with For Humanity Health, Inc. and Island 40 Group, LLC (incorporated by reference to the Current Report on Form 8-K filed March 17, 2025)
10.6	First Amendment to Product Fulfillment and Distribution Agreement dated March 17, 2025 (incorporated by reference to the Current Report on Form 8-K filed March 17, 2025)
10.7*	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and Gabriel Del Virginia (incorporated by reference to the Form 10-K filed on May 22, 2025)
10.8*	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and David Spiegel (incorporated by reference to the Form 10-K filed on May 22, 2025)
10.9*	Board of Directors Services Agreement and Exhibit A thereto, dated June 21, 2025 between the Company and Terrence M. Tierney (incorporated by reference to the Quarterly Report on Form 10-Q filed on June 30, 2025)
10.10	Promissory Note and Loan Agreement with CWR 1, LLC dated July 21, 2025 (incorporated by reference to the Current Report on Form 8-K filed on July 25, 2025)
10.11	Addendum # 3 to the Professional Services Agreement dated March 21, 2024, by and among Polomar Health Services, Inc. (f/k/a Trustfeed Corp.), Terrence M. Tierney and Profesco Inc. (incorporated by reference to the Current Report on Form 8-K filed on July 29, 2025)
10.12	Promissory Note and Loan Agreement with Profesco Holdings, LLC dated July 28, 2025 (incorporated by reference to the Current Report on Form 8-K filed on July 29, 2025)
10.13	Amended and Restated Product Fulfillment and Distribution Agreement between ForHumanity Health, Inc., Island 40 Group, LLC and Polomar Health Services, Inc., dated August 25, 2025 (incorporated by reference to the Current Report on Form 8-K filed on August 29, 2025).
10.14**	Executive Employment Agreement, effective September 15, 2025, by and between the Company and Terrence M. Tierney*
14.1**	Code of Ethics
19.1	Insider Trading Policy
21.1**	Subsidiaries of the Company
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	[Clawback Policy]
101.INS**	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema.
101.CAL**	Inline XBRL Taxonomy Extension Calculation.
101.DEF**	Inline XBRL Taxonomy Extension Definition.
101.LAB**	Inline XBRL Taxonomy Extension Labels.
101.PRE**	Inline XBRL Taxonomy Extension Presentation.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith

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

Polomar Health Services, Inc.

/s/ Terrence M. Tierney
Terrence M. Tierney
President and Chief Executive Officer
Dated: May 6, 2026

/s/ Charlie Lin
Charlie Lin
Treasurer and Chief Financial Officer
Dated: May 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence M. Tierney	President, Chief Executive Officer and Director	May 6, 2026
Terrence M. Tierney	(Principal Executive, Financial and Accounting Officer)

/s/ Gabriel Del Virginia	Director	May 6, 2026
Gabriel Del Virginia

/s/ David Spiegel	Director	May 6, 2026
David Spiegel

POLOMAR HEALTH SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Polomar Health Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Polomar Health Services, Inc. (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Remaining Useful Life and Amortization of Intellectual Property

As described in Note 2, the Company changed its estimate of the useful life for certain Intellectual Property (IP) during the year, resulting in accelerated amortization. Management determined that the period over which the IP would generate probable future economic benefits was no longer reliably estimable or certain. Consequently, the Company concluded that the economic benefits of these intangible assets had been substantially fulfilled, necessitating an acceleration of the remaining carrying value over December 31, 2025.

We identified the audit of the accelerated amortization as a critical audit matter because of the significant auditor judgment required to evaluate management’s conclusion that the IP’s future utility was no longer certain. The assessment of whether an asset’s economic benefits have been “fulfilled” involves high subjectivity and depends on qualitative factors. Auditing these estimates and assumptions required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation of the IP included, among others:

●	Evaluating the reasonableness of management’s cash flow projections by comparing them to industry data and forecasted market conditions.
●	Assessing the appropriateness of key assumptions used in the valuation model, including projected revenues, royalty rates, and discount rates.
●	Inquiry of management and financial leadership to understand the basis for the conclusion that future benefits were no longer estimable or certain.
●	We verified that the documentation regarding the best estimate of the company was consistent with the actual consumption of the economic benefits observed in the current period’s financial performance.
●	Evaluating the adequacy of the Company’s disclosures regarding the IP valuation and related estimates and assumptions.

May 6, 2026

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$132,150	$6,191
Accounts Receivable	96,941	1,845
Inventory	93,636	68,777
Total current assets	322,727	76,813
Property, plant and equipment	41,458	41,458
Leasehold improvements	49,435	49,435
Accumulated Depreciations	(47,441)	(9,488)
Property and equipment, net	43,452	81,405
Other assets
Operating lease - right-of-use asset, net	14,864	49,180
Intellectual property	9,735,000	9,735,000
Other intangible assets	250,000	250,000
Accumulated Amortization	(9,985,000)	(249,625)
Security deposit	9,000	9,000
Total other assets	23,864	9,793,555
Total assets	$390,043	$9,951,773

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$386,983	$164,891
Unearned Revenue	300,000	-
Related party promissory notes	897,660	1,138,570
Operating lease - current liability	14,864	34,317
Other current liability	12,865	-
Total current liabilities	1,612,372	1,337,778
Long-term liabilities
Operating lease - long-term liability	-	14,864
Total long-term liabilities	-	14,864
Total liabilities	$1,612,372	$1,352,642

Stockholders’ deficit
Series A Preferred stock, par value $.001; 5,000,000 shares authorized; 150 and 0 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	-	-
Common stock; $0.001 par value; 295,000,000 shares authorized; 28,019,624 and 27,657,679 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	28,020	27,658
Additional paid-in capital	12,361,919	11,482,636
Accumulated deficit	(13,612,268)	(2,911,163)
Total Stockholders’ deficit	(1,222,329)	8,599,131

Total liabilities and stockholders’ deficit	$390,043	$9,951,773

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2025	December 31, 2024

Revenue	648,231	58,824

Cost of Goods Sold	188,132	27,921

Gross Profit	460,099	30,903

Operating expenses
General and administrative	10,943,795	1,284,401
Sales and marketing	66,568	45,998
Total operating expenses	11,010,363	1,330,399

Loss from operations	(10,550,264)	(1,299,496)

Other expense
Interest expense	(150,841)	(41,837)
Total other income (expense)	(150,841)	(41,837)
		-
Net loss	$(10,701,105)	$(1,341,333)

Net loss per common share: basic and diluted	$(0.39)	$(0.05)
Basic weighted average common shares outstanding	27,763,666	27,656,094

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

Statements of Shareholders’ Equity

	Preferred Stock		Common Stock/LLC interests		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2023	500,000	$500	27,655,560	$249,638	$1,275,156	$-	$(1,569,830)	$(44,536)
Reverse merger
Conversion of preferred stock	(500,000)	$(500)	-	-	-		-	$(500)
Conversion and issuance of common stock	-	-	2,119	$(81,480)	$10,207,480		-	$10,126,000
Conversion of Acquiree’s LLC member interests				$(140,500)				$(140,500)
Net loss							$(1,341,333)	$(1,341,333)
Balance, December 31, 2024	-	-	27,657,679	$27,658	$11,482,636	$-	$(2,911,163)	$8,599,131
Conversion of preferred stock	150	$-			$750,000			$750,000
Issuance of RSU			361,945	$362	$129,283			$129,645
Net loss							$(10,701,105)	$(10,701,105)
Balance, December 31, 2025	150	$-	28,019,624	$28,020	$12,361,919	-	$(13,612,268)	$(1,222,329)

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

Statements of Cash Flows

	For the year ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net loss	$(10,701,105)	$(1,341,333)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and Amortization	9,773,328	263,280
Stock-based compensation	129,645
Changes in assets and liabilities
Accounts receivable	(95,096)	(1,845)
Inventory	(24,859)	(65,316)
Unearned Revenue	300,000
Accounts payable and accrued liabilities	222,092	125,427
Net cash used in operating activities	(395,995)	(1,019,787)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(90,893)
Net cash used in investing activities	-	(90,893)
Cash Flows from Financing Activities
Due to related party	-	(30,507)
Proceeds from related party promissory notes	521,954	1,138,570
Net cash from financing activities	521,954	1,108,063

Net increase (decrease) in cash	125,959	(2,617)

Cash, beginning of period	6,191	8,808

Cash, end of period	$132,150	$6,191

Supplemental disclosure of cash flow information
Cash paid for interest	$150,841	$41,837

The accompanying notes are an integral part of these audited financial statements.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states by the end of the second quarter of 2026.

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

The Company also owns SlimRx™ (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in early 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-12 and other complementary compounded weight loss formulations (VitaSlim™ and VitaSlim Plus™). SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the U.S. Patent and Trademark Office (“USPTO”) requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. The Company has received an extension to respond to the USPTO letter until October 24, 2025. On October 24, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company amended its trademark application and the USPTO issued a Notice of Publication for the SlimRx. Trademark on December 17, 2025. Any prescriptions issued via SlimRx will be compounded and fulfilled by Polomar Pharmacy.

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

DECEMBER 31, 2025

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

Company Loans

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Effective as of August 16, 2024, the Company entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR as the lender. Pursuant to the CWR Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the CWR Note in the amount of $157,622.56 was made, which funds are being used to repay CWR all amounts due to CWR pursuant to prior undocumented loans provided by CWR to the Company. As of June 30, 2025, the outstanding principal amount of the CWR Note was $450,000, inclusive of all accrued interest. On July 2, 2025, the Company and CWR executed an amendment to the CWR Note (“CWR First Amendment”), effective on June 30, 2025, whereby CWR exchanged the CWR Note for 90 shares of the Company’s Series A Convertible Stock.

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

As of October 31, 2025, the Company had received draws pursuant to the terms of the CWR Note II in the amount of $248,000. As of December 31, 2025, the CWR Note II had an outstanding principal balance, including accrued interest of $62,539.37.

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

On November 17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”). The Profesco First Amendment increases the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000. The Profesco Additional Principal shall be subject to a 3% discount per draw. All other material terms of the Profesco Note remain unchanged.

Terrence M. Tierney, the Company’s CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of December 31, 2025, the Profesco Note had an outstanding principal balance of $191,144.31, plus accrued interest of $9,106.63.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

During the fiscal year ended December 31, 2025, the Company issued 361,945 shares of common stock to the directors of the Company pursuant to the terms of their respective Director Services Agreements. As of December 31, 2025, there were 28,019,624 shares of the Company’s common stock issued and outstanding.

License Agreement

On June 29, 2024, Trustfeed executed a Know How and Patent License Agreement (the “Agreement”) with Pinata Holdings, Inc., a Delaware corporation (“Pinata”), as restated and amended on January 9, 2025 to license from Pinata certain patent pending intellectual property rights and know how (the “IP Rights”) regarding the proprietary delivery of products containing metformin, eletriptan, sumatriptan, semaglutide, liraglutide and sildenafil (the “Ingredients”). The license is worldwide, non-exclusive and non-transferable pursuant to the terms of the Agreement.

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

Pinata is an affiliate of CWR.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

License Agreement Valuation

The Company believes that the IP rights, licensed to it by the License Agreement, will positively affect the Company’s revenue during the term of the License Agreement. Assuming the USPTO grants patent protection to some or all of the IP Rights, then the Company can expect twenty years of statutory protection of the IP Rights.

The Company utilized the income approach to value the intellectual property rights licensed from Pinata. The Company, based upon contractual obligations and sales projections provided to us by ForHumanity, Inc. (see below), projected annual gross revenues through December 31, 2029. After deducting contractual royalties due to Pinata and cost of goods sold we determined that the license had a net present value of $9,735,000. We additionally took into consideration that while the term of the license is perpetual it is non-exclusive, the underlying intellectual property has not as of the date of this filing been granted patent protection by the USPTO and the license is terminable on one-hundred eighty (180) days notice by either party. The Company has elected to accelerate the amortization of our intangible assets and have reduced the carry value to zero as more fully set forth below.

We have experienced significant delays in bringing the licensed products to market including delays in sourcing active pharmaceutical ingredients, particularly eletriptan, manufacturing, completing required stability and sterility testing, and delays in conducting and completing clinical trials. As a result of these delays the launch date for our inhaled sildenafil product has been pushed back to late Q2 2026, with our metformin gummy expected in late Q3 2026 and inhaled eletriptan in early Q4 2026. Additionally, our marketing partner, ForHumanity Health, Inc. (“FHH”) has expressed concerns regarding efficacy of the inhaled sildenafil product and has elected not to pursue an agreement to market the metformin gummy, additionally as of the date of this filing FHH had advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 8 – Subsequent Events). While we seek to market and distribute the inhaled sildenafil and metformin gummies with our other telehealth partners, we cannot guarantee that we will be able to timely and successfully implement our sales and distribution strategies, as a result of these uncertainties and other market conditions we have elected to accelerate the amortization of our intangible assets.

FORHumanity Agreement

On March 11, 2025, Polomar executed a Product Fulfillment and Distribution Agreement, effective on March 12, 2025, as amended on March 17, 2025, and Amended and Restated on August 19, 2025 and as amended on September 23, 2025, and December 8, 2025 with ForHumanity, Inc., a Delaware corporation (“ForHumanity”) and Island Group 40, LLC (“IG4”), (collectively, the “ForHumanity Agreement”).

The ForHumanity Agreement allows ForHumanity to exclusively market (through April 30, 2026), Polomar’s previously licensed, patent pending, inhalable sildenafil, marketed as VigorAir™. (While sildenafil and eletriptan have been approved by the FDA for prescription use in an oral form and both medications are generally regarded as safe, the FDA has not approved our inhalable compounded formulation. Pursuant to the ForHumanity Agreement, Polomar shall be solely responsible for fulfilling valid prescriptions for the above-referenced medications through Polomar Specialty Pharmacy. IG4 provides account management services on behalf of Polomar.

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($550,000 of which has been received by Polomar as of December 31, 2025), Polomar has granted ForHumanity exclusivity to market VigorAir to potential customers through June 30, 2026. The Company may terminate the ForHumanity Agreement upon ninety (90) days written notice if average monthly sales do not meet or exceed $100,000 per month for the period January 1 through July 31, 2026. Exclusivity may be extended through December 31, 2026, provided ForHumanity provides at least $1,750,000 in gross revenue to Polomar during the period stay on January 1, 2026, through June 30, 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to Polomar.

●	ForHumanity launched test marketing of VigorAir in November 2025. In December 2025 the Company, ForHumanity and Altanine, Inc., the parent of Pinata, Inc. sponsored additional clinical trials of our inhaled sildenafil. Preliminary trial results were received by the Company on February 12, 2026, and complete results of the clinical trial were received on February 28, 2026 (See Note 8 – Subsequent Events).

●	As of the date of filing of the Company’s Annual Financial Statement on Form 10-K, we have been advised by ForHumanity Health, Inc. (“FHH”) that they have suspended sales of VigorAir, their branded version of our licensed inhalable sildenafil product. The Parties have been engaged in ongoing discussions to resolve issues regarding product manufacturing, testing delays, marketing challenges and delays associated with ongoing clinical trials. The Company has granted FHH forbearance on the $200,000 payment that was due the Company on January 9, 2026, while we attempt to resolve the respective parties’ concerns. On April 23, 2026, ForHumanity advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 8 – Subsequent Events).

Merger with Altanine Inc.

On July 23, 2025, the Company, Polomar Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Altanine Inc., a Nevada corporation (“Altanine”), entered into an Agreement and Plan of Merger and Reorganization (the “Altanine Merger Agreement”), pursuant to which, subject to the terms and conditions of the Altanine Merger Agreement, Merger Sub will merge with and into Altanine, with Altanine continuing as the surviving company (the “Surviving Company”) and a wholly owned subsidiary of the Company (the “Altanine Merger”).

At the effective time of the Altanine Merger (the “Altanine Effective Time”), each one share of Altanine common stock shall be automatically converted into the right to receive one share of Common Stock of the Company, and each one share of Altanine preferred stock shall be automatically converted into the right to receive one share of Company preferred stock, in each case subject to adjustment (collectively, the “Altanine Exchange Ratio”).

Following the consummation of the Altanine Merger, former common stockholders of Altanine are expected to own an aggregate of approximately 80% of the then-issued and outstanding shares of Common Stock of the Company and current common stockholders of the Company are expected to own an aggregate of approximately 20% of the then-issued and outstanding shares of Common Stock of the Company. The Company also agreed to assume Altanine’s existing incentive plan, and all outstanding options granted by Altanine, as adjusted by the Altanine Exchange Ratio. Additionally, at the Altanine Effective Time, all unexercised and unexpired warrants to purchase shares of Altanine common stock or preferred stock, then outstanding shall be converted into and become a warrant to purchase the Company’s Common Stock, as adjusted by the Altanine Exchange Ratio.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company agreed to assume all unconverted and unexpired promissory notes of Altanine, except that the conversion terms will be adjusted for the Altanine Exchange Ratio and such notes will be convertible into the Company’s Common Stock.

Immediately following the closing of the Altanine Merger (the “Altanine Closing”), the composition of the Board shall be comprised of four appointees by Altanine, who shall initially be George Hornig, George Caruolo, Alexandra Peterson, and Gabrielle Toledano, and one appointee by the Company, who shall initially be Gabriel Del Virginia. Furthermore, the Board shall (a) appoint George Hornig as the Chairman of the Board, (b) accept the resignation of Terrence M. Tierney as Chief Executive Officer and President; (c) appoint Charles Andres, Jr., Altanine’s current Chief Executive Officer (“CEO”), as the CEO of the Company; and (d) appoint Mr. Tierney as Executive Vice President and Chief Administrative Officer. Mr. Tierney will continue in the role of Secretary.

The Altanine Merger Agreement contains covenants of the parties, including: (a) the requirement to take all reasonable steps to consummate the Altanine Merger, (b) restrictions on the conduct of the Company’s and Altanine’s respective businesses; (c) to use commercially reasonable efforts to prepare and submit a listing application to Nasdaq for the Surviving Company and to cause the Company’s Common Stock to be approved for listing (the “Nasdaq Listing Application”); (d) for the Company to use its best efforts to enter into an Equity Credit Line in a minimum amount of $25 million at terms to be mutually agreeable to the Company and Altanine; and (e) for the Company to adopt an amended Independent Director Compensation Policy to be in effect as of the Altanine Closing in form and substance agreeable to Altanine.

The Altanine Closing is subject to certain conditions, including (i) the Company having obtained the affirmative written consent of a supermajority of its disinterested stockholders in favor of the adoption of the Altanine Merger Agreement and the transactions contemplated thereby, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of the Company and Altanine and the compliance by each of the Company and Altanine with their respective obligations under the Altanine Merger Agreement, (iii) approval of the transactions contemplated by the Altanine Merger Agreement by any third-parties and governmental entities as may be required by law, (iv) the absence of any law or judgment prohibiting or making the Altanine Merger unlawful, (v) the receipt of a PCAOB compliant audit of Altanine for the fiscal years ending December 31, 2025 and 2024 and required unaudited financial statements under applicable rules of the SEC.

As of the date of this filing the Altanine Merger has not closed.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Inventory

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes raw materials and finished goods of $93,636 as of December 31, 2025.

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

DECEMBER 31, 2025

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2025, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2025 and 2024.

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

The carrying value of intellectual property as of December 31, 2025, is $0, which is included within “Other Assets” in the consolidated balance sheets.

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

DECEMBER 31, 2025

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated any revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2025, the Company had $132,150 cash on hand. At December 31, 2025, the Company has an accumulated deficit of $13,612,268 For the year ended December 31, 2025, the Company had a net loss of $10,701,105, and cash used in operations of $395,995. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

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

Recent accounting pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, for public business entities only. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2025-01 requires PBEs to adopt the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In May of 2025, the FASB issued ASU 2025-04 to clarify the accounting treatment of share-based compensation payable to a customer. The Company has not engaged in providing share-based compensation to a customer and does not presently anticipate doing so.

In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Losses. This ASU update provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In September of 2025, the FASB issued ASU 2025-06, Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to for the Accounting of Internal-Use Software. This ASU provides (1) entities remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The Company is not engaged in development of Internal-Use Software and does not presently anticipate doing so.

In September of 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU (1) refines the scope of the guidance on derivatives in ASC 8152 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The Company does not presently engage in derivative accounting and does not anticipate doing so.

In November of 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326), Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Specifically, loans (other than credit cards) acquired without credit deterioration and deemed seasoned are purchase seasoned loans and accounted for using the gross-up approach at acquisition. The Company had not engaged in any purchased loan transactions and does not presently anticipate doing so.

In November of 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. This ASU was issued to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The Company does not presently engage in Hedge Accounting and does not anticipate doing so.

In December of 2025, the FASB issued ASU 2025-10, Government Grants (Topic 842), Accounting for Government Grants Received by Business Entities. This ASU amends ASC 832 to include guidance on the recognition, measurement, and presentation of government grants, leveraging the principles in IAS 20. Given the similarities between the guidance in ASU 2025-10 and IAS 20, adoption of ASU 2025-10 by companies currently applying IAS 20. The Company has not sought or received any Government Grants but may due so in the future and is therefore the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This ASU consolidates required interim disclosures into a single, accessible list within ASC 270. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues to refine U.S. GAAP, including clarifying diluted EPS calculations during losses, refining derivative scope, correcting technical errors in financial statement descriptions, and amending share-based consideration payable to customers, diluted EPS and lease receivables. The Company is currently evaluating the effect of this pronouncement on its disclosures.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to related party

Reprise Note

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise owns or controls approximately 7% of the Company and is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR. As of December 31, 2025, the Reprise Note had a total balance, inclusive of accrued interest, of $634,869.74.

CWR 1 Notes

Effective as of August 16, 2024, the Company entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR as the lender. Pursuant to the CWR Note, CWR agreed to loan to the Company up to $250,000 in one or more advances from time to time. An initial draw under the CWR Note in the amount of $157,622.56 was made, which funds are being used to repay CWR all amounts due to CWR pursuant to prior undocumented loans provided by CWR to the Company. As of June 30, 2025, the outstanding principal amount of the CWR Note was $450,000, inclusive of all accrued interest. On July 2, 2025, the Company and CWR executed an amendment to the CWR Note (“CWR First Amendment”), effective on June 30, 2025, whereby CWR exchanged the CWR Note for 90 shares of the Company’s Series A Convertible Stock.

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

As of December 31, 2025, the CWR Note II had an outstanding principal balance, including accrued interest of $62,539.37.

CWR owns or controls approximately 22% of the issued and outstanding shares of the Common Stock of the Company as of March 31, 2026. Daniel Gordon, CWR’s manager, controls or beneficially owns approximately 27% of the issued and outstanding Common Stock of the Company; therefore, Mr. Gordon has voting control over approximately 49% of the issued and outstanding shares of the Company’s Common Stock.

Profesco Holdings Note

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

On November17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”). The Profesco First Amendment increases the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000. The Profesco Additional Principal shall be subject to a 3% discount per draw. All other material terms of the Profesco Note remain unchanged.

Terrence M. Tierney, the Company’s CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of December 31, 2025, the Profesco Note had an outstanding principal balance of $191,144.31, plus accrued interest of $9,106.63.

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5 – NET EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following fiscal years ended:

	December 31,	December 31,
	2025	2024
Numerator
Net comprehensive loss	$(10,701,105)	$(1,341,333)
Denominator
Weighted-average shares used to compute basic EPS	27,763,666	27,656,094
Weighted-average shares used to compute diluted EPS	27,763,666	27,656,094
Net (loss) earnings per share
Basic	$(0.39)	$(0.05)
Diluted	$(0.39)	$(0.05)

Net (loss) earnings available to participating securities were not significant for fiscal years 2025 and 2024.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended December 31, 2025, and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
Federal income tax benefit attributable to:
Current operations	$13,612,268	$2,911,163
Less: valuation allowance	(13,612,268)	(2,911,163)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected U.S. rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Amount	Percent
U.S. Federal Statutory Rate	$13,612,268	21.0%
State and Local Income Taxes, net of federal benefit	-
Foreign Tax Effect	-
Tax Credits	-
Effective Tax Rate	$13,612,268	21.0%

	December 31,	December 31,
	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$2,858,576	$611,344
Less: valuation allowance	(2,858,576)	(611,344)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,612,268 as of December 31, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of December 31, 2025, and 2024. The Company had 28,019,624 and 27,657,679 issued and outstanding shares of common stock as of December 31, 2025, and 2024, respectively. During the year ended December 31, 2024, the Company issued 2,119 common shares to adjust a discrepancy due to the reverse stock split.

The Company also has 5,000,000 authorized shares of “blank check” preferred stock. As of December 31, 2025, the Company has designated 500 shares of Series A Convertible Preferred Stock and issued 150 shares of the Series A Convertible Preferred Stock. As of December 31, 2024, the Company had not designated or issued any of these preferred shares.

As of December 31, 2025, the Company had an accumulated deficit of $13,612,268 and total stockholders’ deficit of $1,222,329 as compared to an accumulated deficit of $2,911,163 and stockholders’ equity of $8,599,131 for the period ended December 31, 2024.

NOTE 8 – SUBSEQUENT EVENTS

On February 17, 2026, the Company’s Board of Directors unanimously voted to waive certain conditions of the Altanine Merger Agreement as follows:

(i) pursuant to Section 6.1(d) of the Merger Agreement, that the S-4 Registration Statement shall have been declared effective under the Securities Act and shall not be the subject of any stop order;

(ii) pursuant to Section 6.1(e) of the Merger Agreement, that the Nasdaq Listing Application shall have been approved pursuant to Section 5.11 of the Merger Agreement;

(iii) pursuant to Section 6.3(b) of the Merger Agreement, that Parent will have performed or complied with in all material respects all agreements and covenants required by the Merger Agreement to be performed or complied with by it on or prior to the Effective Time, including Section 5.12 of the Merger Agreement which provides that, at the Closing and subject to approval of the Nasdaq Listing Application, the Parent will use its best efforts to enter into an Equity Credit Line in a minimum amount of $25 million at terms to be mutually agreeable to Parent and the Company;

(iv) pursuant to Section 6.3(f) of the Merger Agreement, that the Parent shall have effected a reverse stock split in order to achieve a stock price of $10.00 per share prior to the closing; and

(v) pursuant to Section 6.3(g) of the Merger Agreement, that the Concurrent Financing shall have been completed.

As of the date of this filing the Company and Altanine, Inc. have not executed a waiver of these conditions to closing.

On February 17, 2026, the USPTO issued a Notice of Allowance of the SlimRx trademark, subject to submission of proof of use of the trademark in commerce to the USPTO within 180 days from the date of the Notice of Allowance.

On March 23, 2026, the Company issued 16,667 shares of the Company’s common stock to Gabriel Del Virginia and 16,799 shares of the Company’s common stock to David Spiegel per the terms of their respective Director Services Agreements.

On April 23, 2026, the Company received a letter from counsel representing ForHumanity Health, Inc. (“FHH”) alleging, inter alia, that the Company made intentional false representations and fraudulent misrepresentations that FHH relied upon to enter into the March 12, 2025, Product Fulfillment and Distribution Agreement (“Agreement”) between the Company and FHH. The letter provides notice to the Company of FHH’s intention to terminate and rescind the Agreement. FHH additionally alleges that it has suffered damages in excess of $20,000,000 and FHH has demanded a payment of $2,000,000 within 10 days of the date of the letter in full and final settlement of its alleged claims. As of the date of this filing the Company and its legal counsel are reviewing the letter.

