Form 10-Q
period 2026-03-31
Polomar Health Services, Inc.
filed 2026-06-01
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,053,090 common shares as of May 29, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2026 and December 31, 2025

F-2	Statements of Operations for the three months ended March 31, 2026 and March 31, 2025.

F-3	Statement of Stockholders’ Deficit for the three months ended March 31, 2026 and March 31, 2025.

F-4	Statement of Cash Flows for the three months ended March 31, 2026 and March 31, 2025

F-5	Notes to Condensed Unaudited Financial Statements

These condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2026, are not necessarily indicative of the results that can be expected for the full year.

3

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$87,818	$132,150
Accounts Receivable	$170,851	$96,941
Inventory	208,981	93,636
Total current assets	467,650	322,727
Property, plant and equipment	41,458	41,458
Leasehold improvements	49,435	49,435
Accumulated Depreciations	(56,929)	(47,441)
Property and equipment, net	33,964	43,452
Other assets
Operating lease - right-of-use asset, net	5,986	14,864
Non-compete agreement, net
Intellectual property	9,735,000	9,735,000
Other intangible assets	250,000	250,000
Accumulated Amortization	(9,985,000)	(9,985,000)
Security deposit	9,000	9,000
Total other assets	14,986	23,864
Total assets	$516,600	$390,043

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$624,315	$386,983
Unearned Revenue	$300,000	$300,000
Related party promissory notes	818,952	897,660
Operating lease - current liability	5,986	14,864
Other Current Liability	12,865	12,865
Total current liabilities	1,762,118	1,612,372

Total liabilities	$1,762,118	$1,612,372

Stockholders’ deficit
Series A Preferred stock, par value $.001; 5,000,000 shares authorized; 150 and 150 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.
Common stock; $0.001 par value; 295,000,000 shares authorized; 28,053,090 and 28,019,624 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	28,053	28,020
Additional paid-in capital	12,364,074	12,361,919
Accumulated deficit	(13,637,645)	(13,612,268)
Total Stockholders’ deficit	(1,245,518)	(1,222,329)

Total liabilities and stockholders’ deficit	$516,600	$390,043

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENT OF OPERATIONS

	For the three months ended
	March 31, 2026	March 31, 2025

Revenue	1,005,519	4,542

Cost of Goods Sold	455,030	1,360

Gross Profit	550,489	3,182

Operating expenses
General and administrative	245,934	398,836
Sales and marketing	311,457	19,754
Total operating expenses	557,391	418,590

Loss from operations	(6,902)	(415,408)

Other expense
Interest expense	(18,475)	(41,447)
Total other income (expense)	(18,475)	(41,447)

Net loss	$(25,377)	$(456,855)

Net loss per common share: basic and diluted	$(0.00)	$(0.02)
Basic weighted average common shares outstanding	28,022,626	27,657,679

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock/LLC interests		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2024	-	-	27,657,679	$27,658	$11,482,636	$-	$(2,911,163)	$8,599,131
Net loss							$(456,855)	$(456,855)
Balance, March 31, 2025	-	$-	27,657,679	$27,658	$11,482,636	$-	$(3,368,018)	$8,142,276
Conversion of preferred stock	150	$-			$750,000			$750,000
Issuance of RSU			287,451	$287	$108,944			$109,231
Net loss							$(605,563)	$(605,563)
Balance, June 30, 2025	150	$-	27,945,130	$27,945	$12,341,580	-	$(3,973,581)	$8,395,944
Issuance of RSU			74,494	$75	$20,352			$20,427
Net loss							$(649,775)	$(649,775)
Balance, September 30, 2025	150	$-	28,019,624	$28,020	$12,361,932	-	$(4,623,356)	$7,766,596
Issuance of RSU					$(13)			$(13)
Net loss							$(8,988,912)	$(8,988,912)
Balance, December 31, 2025	150	$-	28,019,624	$28,020	$12,361,919	-	$(13,612,268)	$(1,222,329)
Issuance of RSU			33,466	$33	$2,155			$2,188
Net loss							$(25,377)	$(25,377)
Balance, March 31, 2026	150	$-	28,053,090	$28,053	$12,364,074	-	$(13,637,645)	$(1,245,518)

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

(formerly TRUSTFEED CORP.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net loss	$(25,377)	$(456,855)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and Amortization	9,488	259,113
Changes in assets and liabilities
Accounts receivable	(73,910)	-
Inventory	(115,345)	(1,248)
Unearned Revenue	-	200,000
Accounts payable and accrued liabilities	239,520	(46,587)
Net cash from operating activities	34,376	(45,577)
Cash flows from investing activities
Purchases of property, plant and equipment	-	-
Net cash used in investing activities	-	-
Cash Flows from Financing Activities
Due to related party	-	10,000
Proceeds from related party promissory notes	-	-
Repayment of related party promissory notes	(78,708)	158,717
Net cash from financing activities	(78,708)	168,717

Net increase (decrease) in cash	(44,332)	123,140

Cash, beginning of period	132,150	6,191

Cash, end of period	$87,818	$129,331

Supplemental disclosure of cash flow information
Cash paid for interest	$18,475	$41,447

The accompanying notes are an integral part of these unaudited condensed financial statements

POLOMAR HEALTH SERVICES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

General

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states during the third quarter of 2026.

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

Polomar Pharmacy has experienced significant losses from operations as a result of a decline in revenues and increased labor costs. The decline in revenues is primarily due to a change in Polomar Pharmacy’s business model from local fulfillment of compounded dermatological formulations to online fulfillment of GLP-1 agonist and erectile dysfunction drugs. Polomar Pharmacy’s operations are highly dependent on third-party utilization of Polomar Pharmacy’s compounded drug formulations. Polomar Pharmacy has experienced continuing delays in fully developing its compounded product formulations, manufacturing delays due to unexpected supply chain issues for imported active pharmaceutical ingredients and related products and excipients, which have been satisfactorily resolved as of the fourth quarter of 2025, and logistical challenges resulting from transitioning from a local fulfillment to national fulfillment business model. The Company has had insufficient access to capital to successfully implement its business plan.

The Company also owns SlimRx™ (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in the third quarter of 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-6 and other complementary compounded weight loss formulations (VitaSlim™ and VitaSlim Plus™), including adjunctive therapies utilizing our proprietary metformin gummy formulation. SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the U.S. Patent and Trademark Office (“USPTO”) requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. On October 24, 2025, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company amended its trademark application and the USPTO issued a Notice of Publication for the SlimRx trademark on December 17, 2025, on February 17, 2026, the USPTO issued a Notice of Allowance of the SlimRx trademark. Any prescriptions issued via SlimRx will be compounded and fulfilled by Polomar Pharmacy.

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

Company Loans

Reprise Note

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise owns or controls approximately 7% of the Company and is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR. As of March 31, 2026, the Reprise Note had a total balance, inclusive of accrued interest, of $652,584.

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

The Company drew a total of $248,000 pursuant to the terms of the CWR II Note and has repaid a total of $263,033.94, inclusive of all interest and fees. As of March 31, 2026, the CWR Note II had an outstanding balance, including accrued interest of $0.

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

As of March 31, 2026, the Profesco Note had an outstanding balance, including accrued interest of $166,368.

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

On November 1, 2024, the Company effected the 1 for 10 reverse stock split. Accordingly, as of March 31, 2026, there were 28,053,090 shares of our common stock issued and outstanding.

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

We have experienced significant delays in bringing the licensed products to market including delays in sourcing active pharmaceutical ingredients, particularly eletriptan, manufacturing, completing required stability and sterility testing, and delays in conducting and completing clinical trials. As a result of these delays the launch date for our inhaled sildenafil product has been pushed back to late Q2 2026, with our metformin gummy expected in late Q3 2026 and inhaled eletriptan in early Q4 2026. Additionally, our marketing partner, ForHumanity Health, Inc. (“FHH”) has expressed concerns regarding efficacy of the inhaled sildenafil product and has elected not to pursue an agreement to market the metformin gummy, additionally as of the date of this filing FHH has advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 6 – Subsequent Events). While we seek to market and distribute the inhaled sildenafil and metformin gummies with our other telehealth partners, we cannot guarantee that we will be able to timely and successfully implement our sales and distribution strategies, as a result of these uncertainties and other market conditions we have elected to accelerate the amortization of our intangible assets.

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

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($550,000 of which has been received by Polomar as of December 31, 2025), Polomar has granted ForHumanity exclusivity to market VigorAir to potential customers through June 30, 2026. The Company may terminate the ForHumanity Agreement upon ninety (90) days written notice if average monthly sales do not meet or exceed $100,000 per month for the period January 1 through July 31, 2026. Exclusivity may be extended through December 31, 2026, provided ForHumanity provides at least $1,750,000 in gross revenue to Polomar during the period stay on January 1, 2026, through June 30, 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to Polomar.

●	ForHumanity launched test marketing of VigorAir in November 2025. In December 2025 the Company, ForHumanity and Altanine, Inc., the parent of Pinata, Inc. sponsored additional clinical trials of our inhaled sildenafil. Preliminary trial results were received by the Company on February 12, 2026, and complete results of the clinical trial were received on February 28, 2026 (See Note 6 – Subsequent Events).

●	As of the date of filing of the Company’s Interim Financial Statement on Form 10-Q, we have been advised by ForHumanity Health, Inc. (“FHH”) that they have suspended sales of VigorAir, their branded version of our licensed inhalable sildenafil product. The Parties have been engaged in ongoing discussions to resolve issues regarding product manufacturing, testing delays, marketing challenges and delays associated with ongoing clinical trials. The Company granted FHH forbearance on the $200,000 payment that was due the Company on January 9, 2026, while the parties attempted to resolve their respective concerns regarding the inhaled sildenafil. On April 23, 2026, FHH advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 6 – Subsequent Events).

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

The foregoing summary of the Altanine Merger Agreement and the Altanine Merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Altanine Merger Agreement, a copy of which is herein incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2025. On October 8, 2025, the Company and Altanine executed an amendment to the Altanine Merger Agreement.

Employment Agreement

Effective September 15, 2025, the Company has entered into an Executive Employment Agreement (“Tierney Employment Agreement”) with Terrence M. Tierney. Mr. Tierney shall serve as the Company’s President, Chief Executive Officer and Secretary.

Mr. Tierney’s employment is considered “at-will”, and he will be entitled to benefits offered by Polomar to other senior executive employees, including health insurance, paid leave, employee stock options, and participation in any 401K plan offered by Polomar. Mr. Tierney is to receive a sign-on bonus of 125,000 shares of Polomar’s common stock vesting over a five-month period, and 1,000,000 ten-year non-qualified options to purchase Polomar’s common stock at a strike price of $.20 per share. As of March 31, 2026, the Company has issued 25,000 shares to Mr. Tierney pursuant to the terms of the Tierney Employment Agreement. As of the date of this filing Mr. Tierney has not exercised any of his options.

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

On May 12, 2026, the Company and Mr. Tierney executed the First Amendment to the Executive Employment Agreement dated September 15, 2025 (See Note 6 – Subsequent Events)

The Company’s address is 32866 US Hwy. 19 N, Palm Harbor, FL 34684.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of March 31, 2026, and December 31, 2025.

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

Inventory

Inventories are stated at the lower of cost or market, with cost determined on an average-cost basis. Inventory includes raw materials and finished goods of $208,981 as of March 31, 2026.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2026, and December 31, 2025.

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

The carrying value of intellectual property as of March 31, 2026, is $0 which is included within “Other Assets” in the consolidated balance sheets.

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

The carrying value of Other Intangible Assets as of March 31, 2026, was $0 which is included within “Other Non-Current Assets” in the consolidated balance sheets.

Going Concern

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2026, the Company had $87,818 cash on hand. As of March 31, 2026, the Company has an accumulated deficit of $13,637,645. For the three months ended March 31, 2026, the Company had a net loss of $25,377 and cash used in operations of $34,376 These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Losses. This ASU update provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This ASU consolidates required interim disclosures into a single, accessible list within ASC 270. This ASU applies to interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues to refine U.S. GAAP, including clarifying diluted EPS calculations during losses, refining derivative scope, correcting technical errors in financial statement descriptions, and amending share-based consideration payable to customers, diluted EPS and lease receivables. This ASU applies to fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In January of 2026, the FASB issued ASU 2026-1, Equity (Topic 505) Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This ASU addresses how an issuer should initially measure paid-in-kind (PIK) on equity-classified preferred stock. The amendments in this update require that PIK dividends in equity-classified preferred stock be initially measured on the PIK dividend rate stated in the preferred stock agreement. This ASU is effective for annual reporting periods beginning after December 15, 2026. The Company i will adopt the provisions of this ASU beginning with annual report for the period ending on December 31, 2026.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to related party

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise owns or controls approximately 7% of the Company and is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR. As of March 31, 2026, the Reprise Note had a total balance, inclusive of accrued interest, of $652,584.

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

The Company drew a total of $248,000 pursuant to the terms of the CWR II Note and has repaid a total of $263,033.94, inclusive of all interest and fees. As of March 31, 2026, the CWR Note II had an outstanding principal balance, including accrued interest of $0.

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

The Note incorporates the following material terms:

●	The Company may draw up to $100,000 per the terms of the Note.

●	The Note shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Note. The initial interest rate shall be 12% APR accruing on a calendar quarterly basis. In the event the Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

On November 17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”).

●	The Profesco First Amendment increased the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000.

●	The Profesco Additional Principal shall be subject to a 3% origination fee per draw. The annual interest rate to be charged on the Additional Principal shall be 15%, simple interest. The Profesco First Amendment contains provisions for repayment of the Profesco Note between November 1, 2025, and December 31, 2025.

●	Any remaining principal due and owing after on or after January 1, 2026, shall be subject to an 18% annual interest rate.

Terrence M. Tierney, the Company’s interim CEO, President and Secretary and a director of the Company, is the sole member and manager of Profesco Holdings.

As of March 31, 2026, the Profesco Note had an outstanding balance, including accrued interest of $166,368.

Other Related Party Transactions

In January of 2026 Polomar Specialty Pharmacy purchased 67,800 doses of WafesilTM, a compounded sublingual sildenafil formulation from Orion Specialty Labs, LLC (“Orion”), an FDA registered 503(b) outsourcing facility and the exclusive U.S. distributor of Wafesil. The total amount of the purchase was $122,062.50, additionally, Polomar received 4,200 sample doses of the medication. The wholesale value of the purchase is approximately $245,000. Orion’s sole member is GLD Partners, LP which is controlled by Dan Gordon an affiliate of the Company.

NOTE 4 – INCOME TAXES

The components of the Company’s provision for federal income tax for the periods ended March 31, 2026 and 2025 consist of the following:

	March 31, 2026	March 31, 2025
Federal income tax benefit attributable to:
Current operations	$13,637,645	$1,730,298
Less: valuation allowance	(13,637,645)	(1,730,298)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2026	March 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$2,863,905	$363,363
Less: valuation allowance	(2,863,905)	(363,363)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,637,645 as of March 31, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of March 31, 2026, and 2025, respectively. The Company had 28,053,090 and 27,657,679 issued and outstanding shares of common stock as of March 31, 2026, and 2025, respectively.

The Company also has 5,000,000 authorized shares of “blank check” preferred stock. As of March 31, 2026, the Company has designated 1000 shares of Series A Convertible Preferred Stock ($.001 par value) (the “Series A Preferred”) and has issued 150 shares of the Series A Preferred. On May 15, 2026, the Company issued seven additional shares of Series A Convertible Preferred Stock to CWR 1, LLC valued at $5,000 per share pursuant to the Series A Convertible Stock designation in satisfaction of a portion of the dividends due CWR and four additional shares of Series A Convertible Preferred Stock to Reprise Management, Inc. valued at $5,000 per share pursuant to the Series A Convertible Stock designation in satisfaction of a portion of the dividends due Reprise. (See Note 6 – Subsequent Events).

NOTE 6 – SUBSEQUENT EVENTS

On April 23, 2026, the Company received a letter from counsel representing ForHumanity Health, Inc. (“FHH”) alleging, inter alia, that the Company made intentional false representations and fraudulent misrepresentations that FHH relied upon to enter into the March 12, 2025, Product Fulfillment and Distribution Agreement (“Agreement”) between the Company and FHH. The letter provides notice to the Company of FHH’s intention to terminate and rescind the Agreement. FHH additionally alleges that it has suffered damages in excess of $20,000,000 and FHH has demanded a payment of $2,000,000 within 10 days of the date of the letter in full and final settlement of its alleged claims. The Company believes FHH’s claims are without merit. The Company believes that FHH is in breach of its financial obligations to the Company as of the date this filing and intends to issue a Notice of Default if the parties are unable to timely resolve the matter.

On May 12, 2026, the Company and Terrence Tierney executed the First Amendment to the Executive Employment Agreement dated September 15, 2025.

On May 15, 2026, pursuant to the terms of the Series A Convertible Preferred Stock Designation the Company issued dividends to CWR 1, LLC in the amount of $35,213 consisting of $35,000 of PIK dividends equal to an additional seven (7) shares of Series A Convertible Preferred Stock and $213.00 in cash. Also on May 15, 2026, the Company issued dividends to Reprise Management, Inc. in the amount of $23,476 consisting of $20,000 of PIK dividends equal to an additional four (4) shares of Series A Convertible Preferred Stock and $3,476 in cash.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in each case under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

The Company operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states during the third quarter of 2026.

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

Polomar Pharmacy has experienced significant losses from operations as a result of a decline in revenues and increased labor costs. The decline in revenues is primarily due to a change in Polomar Pharmacy’s business model from local fulfillment of compounded dermatological formulations to online fulfillment of GLP-1 agonist and erectile dysfunction drugs. Polomar Pharmacy’s operations are highly dependent on third-party utilization of Polomar Pharmacy’s compounded drug formulations. Polomar Pharmacy has experienced continuing delays in fully developing its compounded product formulations, manufacturing delays due to unexpected supply chain issues for imported active pharmaceutical ingredients and related products and excipients, which have been satisfactorily resolved as of the fourth quarter of 2025, and logistical challenges resulting from transitioning from a local fulfillment to national fulfillment business model. The Company has had insufficient access to capital to successfully implement its business plan.

The Company also owns SlimRx™ (www.slimrx.com), a weight loss focused online platform that the Company plans to launch in the third quarter of 2026, that will connect patients with licensed healthcare providers to prescribe weight loss medications such as semaglutide and tirzepatide compounded with vitamin B-6 and other complementary compounded weight loss formulations (VitaSlim™ and VitaSlim Plus™), including adjunctive therapies utilizing our proprietary metformin gummy formulation. SlimRx filed an application for statutory trademark protection on August 29, 2024. In April of 2025, the Company received an “Action Letter” from the U.S. Patent and Trademark Office (“USPTO”) requiring the Company to show the applied for mark being used in commerce, and to amend its description of goods. On October 24, 2025, the Company filed a response with the USPTO amending its description of goods and changing its intent to use. The Company amended its trademark application and the USPTO issued a Notice of Publication for the SlimRx trademark on December 17, 2025, on February 17, 2026, the USPTO issued a Notice of Allowance of the SlimRx trademark. Any prescriptions issued via SlimRx will be compounded and fulfilled by Polomar Pharmacy.

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

Pinata (Altanine) License Agreement

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

On January 9, 2025, the Company entered into a Restated and Amended Know How and Patent License Agreement with Pinata Holdings, Inc., (the “Restated Agreement”). The Restated Agreement was modified to include Polomar Specialty Pharmacy as an additional party to the Restated Agreement and the right of the Company to sub-license the licensed intellectual property was removed from the Restated Agreement. All other material terms of the original agreement remain unchanged.

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

We have experienced significant delays in bringing the licensed products to market including delays in sourcing active pharmaceutical ingredients, particularly eletriptan, manufacturing, completing required stability and sterility testing, and delays in conducting and completing clinical trials. As a result of these delays the launch date for our inhaled sildenafil product has been pushed back to late Q2 2026, with our metformin gummy expected in late Q3 2026 and inhaled eletriptan in early Q4 2026. Additionally, our marketing partner, ForHumanity Health, Inc. (“FHH”) has expressed concerns regarding efficacy of the inhaled sildenafil product and has elected not to pursue an agreement to market the metformin gummy, additionally as of the date of this filing FHH has advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 6 – Subsequent Events). While we seek to market and distribute the inhaled sildenafil and metformin gummies with our other telehealth partners, we cannot guarantee that we will be able to timely and successfully implement our sales and distribution strategies, as a result of these uncertainties and other market conditions we have elected to accelerate the amortization of our intangible assets.

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

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided ForHumanity meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($550,000 of which has been received by Polomar as of December 31, 2025), Polomar has granted ForHumanity exclusivity to market VigorAir to potential customers through June 30, 2026. The Company may terminate the ForHumanity Agreement upon ninety (90) days written notice if average monthly sales do not meet or exceed $100,000 per month for the period January 1 through July 31, 2026. Exclusivity may be extended through December 31, 2026, provided ForHumanity provides at least $1,750,000 in gross revenue to Polomar during the period stay on January 1, 2026, through June 30, 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon ForHumanity meeting increased revenue goals to Polomar.

●	ForHumanity launched test marketing of VigorAir in November 2025. In December 2025 the Company, ForHumanity and Altanine, Inc., the parent of Pinata, Inc. sponsored additional clinical trials of our inhaled sildenafil. Preliminary trial results were received by the Company on February 12, 2026, and complete results of the clinical trial were received on February 28, 2026 (See Note 6 – Subsequent Events).

●	As of the date of filing of the Company’s Interim Financial Statement on Form 10-Q, we have been advised by ForHumanity Health, Inc. (“FHH”) that they have suspended sales of VigorAir, their branded version of our licensed inhalable sildenafil product. The Parties have been engaged in ongoing discussions to resolve issues regarding product manufacturing, testing delays, marketing challenges and delays associated with ongoing clinical trials.The Company granted FHH forbearance on the $200,000 payment that was due the Company on January 9, 2026, while the parties attempted to resolve their respective concerns regarding the inhaled sildenafil. On April 23, 2026, FHH advised the Company of their intent to terminate and rescind the Product Fulfillment and Distribution Agreement in effect between the parties (See Note 6 – Subsequent Events).

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

The foregoing summary of the Altanine Merger Agreement and the Altanine Merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Altanine Merger Agreement, a copy of which is herein incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2025. On October 8, 2025, the Company and Altanine executed an amendment to the Altanine Merger Agreement. On May 11, 2026, the Company and Altanine agreed to waive certain conditions to closing required by the Altanine Merger Agreement (See Note 6 – Subsequent Events).

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

Mr. Tierney’s employment is considered “at-will”, and he will be entitled to benefits offered by Polomar to other senior executive employees, including health insurance, paid leave, employee stock options, and participation in any 401K plan offered by Polomar. Mr. Tierney is to receive a sign-on bonus of 125,000 shares of Polomar’s common stock vesting over a five-month period, and 1,000,000 ten-year non-qualified options to purchase Polomar’s common stock at a strike price of $.20 per share. As of March 31, 2026, the Company has issued 25,000 shares to Mr. Tierney pursuant to the terms of the Tierney Employment Agreement. As of the date of this filing Mr. Tierney has not exercised any of his options.

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

On May 12, 2026, the Company and Mr. Tierney executed the First Amendment to the Executive Employment Agreement dated September 15, 2025 (See Note 6 – Subsequent Events).

CareValidate Agreement

On September 23, 2025, the Company executed a one-year Pharmacy Services and Compounding Agreement (“Services Agreement”) with CareValidate Incorporated (“CareValidate”). The agreement provides for the Company’s wholly owned subsidiary, Polomar Specialty Pharmacy, LLC (“Polomar”) to fill prescriptions for compounded GLP-1 agonists on behalf of CareValidate’s telehealth networks. Polomar began fulfilling prescriptions pursuant to the terms of the Services Agreement on October 6, 2025. CareValidate is Polomar’s primary customer.

Company Loans

Reprise Note

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”) as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan to Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875.30 plus accrued interest of $88,674.44. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due and owing under the Reprise Note for 60 shares of the Company’s newly designated and issued Series A Convertible Preferred Stock. The Reprise Note was amended on July 2, 2025 (the “2nd Amendment”), providing that the remaining principal balance of $597,549.74 of the Reprise Note shall be subject to an annual interest rate of 12% and all outstanding principal and accrued interest shall be due and payable on or before July 31, 2027. Reprise owns or controls approximately 7% of the Company and is an affiliate of Daniel Gordon and GLD Partners, LP. (“GLDLP”). Mr. Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR, and, as such, may be deemed to beneficially own shares held directly by CWR. As of March 31, 2026, the Reprise Note had a total balance, inclusive of accrued interest, of $652,584.

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

As of March 31, 2026, the CWR Note II had an outstanding balance, including accrued interest of $0.

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

As of March 31, 2026, the Profesco Note had an outstanding balance, including accrued interest of $166,368.

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

Results of Operations for the Three Months ended March 31, 2026, and March 31 2025

Revenues

The Company had revenues of approximately $1,005,519 for the three months ended March 31, 2026, compared to $4,542 for the three months ended March 31, 2025. The increase in revenues over the previous accounting period was primarily due to the registrant’s change in its business from a retail to a wholesale business model.

Operating expenses, which consisted mainly of general and administrative expenses, increased to approximately $557,391 for the three months ended March 31, 2026, from approximately $418,590 for the three months ended March 31, 2025, an approximately 28% increase.

Our operating expenses for the three months ended March 31, 2026, consisted mainly of shipping costs of $276,379 legal, accounting and SEC filing fees associated with the Company’s SEC filings and planned merger with Altanine, Inc. of approximately $57,176, interest expense of $18,475 and payroll of approximately $81,500. In comparison, the registrant’s operating expenses for the three months ended March 31, 2025, consisted mainly of legal and accounting fees associated with amortization of $249,625, our SEC filings of $36,304 and payroll of $67,568.

Net Loss

We recorded a net loss of approximately $25,377 for the three months ended March 31, 2026, as compared with a net loss of approximately $466,855 for the three months ended March 31, 2025, as a result of the expenses incurred and insufficient revenues generated during the period, as described further above.

Liquidity and Capital Resources

To date, we have not generated material revenues from operations. We have incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2026, we had total current assets of $467,650 and total current liabilities of $1,762,118. We had working capital of ($1,294,458) as of March 31, 2026, as compared with ($1,289,645) as of March 31, 2025.

We currently do not have sufficient cash to fund our operations for the next 12 months and we require additional working capital for ongoing operating expenses, which has been funded during the three-month period ended March 31, 2026, by related party loans. We anticipate adding consultants or employees for the corresponding operations of the Company, but this will not occur prior to generating significant revenues or obtaining additional capital.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated condensed financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2026, the Company had $87,818 cash on hand and had an accumulated deficit of $13,637,645. For the three months ended March 31, 2026, the Company had a net loss of $25,377 and cash used in operations of $34,376. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash Flows

Net cash used in operating activities was $34,376 for the three months ended March 31, 2026, as compared with $(45,577) net cash used in operating activities for the three months ended March 31, 2025. The decrease in the net cash used in operating activities was due primarily to increased cash receipts prepaid.

Net cash used in investing activities was $0 for the three months ended March 31, 2026, as compared with $0 net cash used in investing activities for the three months ended March 31, 2025.

Financing activities provided $(78,708) in cash for the three months ended March 31, 2026, as compared with $168,717 for the three months ended March 31, 2025. Our financing cash flow for 2026 consisted mainly of repayment of related party debt.

Recently Issued Accounting Pronouncements

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

In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Losses. This ASU update provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This ASU consolidates required interim disclosures into a single, accessible list within ASC 270. This ASU applies to interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues to refine U.S. GAAP, including clarifying diluted EPS calculations during losses, refining derivative scope, correcting technical errors in financial statement descriptions, and amending share-based consideration payable to customers, diluted EPS and lease receivables. This ASU applies to fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In January of 2026, the FASB issued ASU 2026-1, Equity (Topic 505) Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This ASU addresses how an issuer should initially measure paid-in-kind (PIK) on equity-classified preferred stock. The amendments in this update require that PIK dividends in equity-classified preferred stock be initially measured on the PIK dividend rate stated in the preferred stock agreement. This ASU is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Item 4. Controls and Procedures Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026 This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 30, 2026, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Contribution Agreement, dated September 14, 2021 (3)
2.2	Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (4)
2.3	Waiver and Amendment Agreement, dated September 30, 2024, to Agreement and Plan of Merger and Reorganization, dated June 28, 2024 (10)
2.4	Agreement and Plan of Merger and Reorganization between Polomar Health Services, Inc. and Altanine, Inc. dated July 23, 2025 (13)
2.5	First Amendment to Agreement and Plan of Merger and Reorganization between Polomar Health Services, Inc. and Altanine, Inc. dated July 23, 2025 (15)
3.1	Articles of Incorporation, dated September 14, 2000 (1)
3.2	Certificate of Amendment, dated July 24, 2003 (1)
3.3	Certificate of Change, dated April 27, 2010 (2)
3.4	Certificate of Amendment, dated May 3, 2011 (3)
3.5	Certificate of Amendment, dated March 6, 2019 (3)
3.6	Certificate of Amendment, September 23, 2021 (3)
3.7	Certificate of Change, September 23, 2021 (3)
3.8	Bylaws (1)
3.9	Amended and Restated Articles of Incorporation, dated October 10, 2024 (5)
4.1	Certificate of Amendment, dated November 7, 2022 (3)
4.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated November 7, 2022 (3)
4.3	Certificate of Withdrawal for Series B Preferred Stock, dated November 7, 2022 (3)
4.4	Certificate of Withdrawal for Series C Preferred Stock, dated November 7, 2022 (3)
10.1	Promissory Note and Loan Agreement dated August 16, 2024 (6)
10.2*	Professional Services Agreement, dated March 21, 2024, by and among Trustfeed Corp., Terrence M. Tierney and Profesco, Inc. (7)
10.3	Amended and Restated Know How and Patent License Agreement, dated as of June 29, 2024, between Trustfeed Corp. and Pinata Holdings, Inc. (8)
10.4	Product Fulfillment and Distribution Agreement, effective on March 12, 2025, and as amended on March 17, 2025, with ForHumanity Health, Inc. and Island 40 Group, LLC (9)
10.5	First Amendment to Product Fulfillment and Distribution Agreement dated March 17, 2025 (9)
10.6	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and Gabriel Del Virginia (10)
10.7	Board of Directors Services Agreement and Exhibit A thereto, dated May 7, 2025, between the Company and David Spiegel (10)
10.8	Board of Directors Services Agreement and Exhibit A thereto, dated June 21, 2025 between the Company and Terrence M. Tierney (11)
10.9	Promissory Note and Loan Agreement with CWR 1, LLC dated July 21, 2025 (12)
10.10*	Addendum # 3 to the Professional Services Agreement dated March 21, 2024, by and among Polomar Health Services, Inc. (f/k/a Trustfeed Corp.), Terrence M. Tierney and Profesco Inc. (13)
10.11	Promissory Note and Loan Agreement with Profesco Holdings, LLC dated July 28, 2025 (13)
10.12*	Addendum #4 to the Professional Services Agreement dated March 21, 2024, by and among Polomar Health Services, Inc. (f/k/a Trustfeed Corp.), Terrence M. Tierney and Profesco, Inc.(16)
10.13*	Executive Employment Agreement between the Company and Terrence M. Tierney dated September 15, 2025 (17)
10.14	Amended Restated Product Fulfillment and Distribution Agreement effective August 25, 2025, between the Company, ForHumanity Health, Inc. and Island 40 Group, LLC (14)
10.15	Pharmacy Services and Compounding Agreement between the Company and CareValidate dated September 26, 2025 (16)
10.16	First Amendment to Promissory Note and Loan Agreement with CWR I, LLC dated July 21, 2025 (12)
10.17	First Amendment to Promissory Note and Loan Agreement with Profesco Holdings, LLC dated July 28, 2025 (16)
10.18	First Amendment to the Amended and Restated Product Fulfillment and Distribution Agreement effective August 25, 2025, between the Company, ForHumanity l Health, Inc. and Island 40 Group, LLC (14)
10.19*	First Amendment to the Executive Employment Agreement between the Company and Terrence M. Tierney dated September 15, 2025 (18)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 21, 2008
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on September 10, 2010
(3)	Incorporated by reference to Registration Statement on Form 10 filed May 31, 2023
(4)	Incorporated by Reference to the Current Report on Form 8-K filed July 2, 2024
(5)	Incorporated by Reference to the Current Report on Form 8-K filed October 17, 2024
(6)	Incorporated by Reference to the Current Report on Form 8-K filed August 21, 2024
(7)	Incorporated by reference to the Current Report on Form 8-K filed March 25, 2025
(8)	Incorporated by reference to the Current Report on Form 8-K filed on January 14, 2025
(9)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2025
(10)	Incorporated by reference to the Annual Report on Form 10-K filed on May 22, 2025
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on June 30, 2025
(12)	Incorporated by reference to the Current Report on Form 8-K filed on July 25, 2025
(13)	Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2025
(14)	Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2025
(15)	Incorporated by reference to the Current Report on Form 8-K filed on October 8, 2025
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 25, 2025
(17)	Incorporated by reference to the Annual Report on Form 10-K filed on May 6, 2026
(18)	Incorporated by reference to the Current Report on Form 8-K filed on May 15, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	June 1, 2026

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	CEO, President and Director
(Principal Executive Officer)

Date:	June 1, 2026

By:	/s/ Charlie Lin
Charlie Lin
Title:	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

