Form 10-Q
period 2026-06-30
Polomar Health Services, Inc.
filed 2026-08-14
CIK 1265521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,380,868 common shares as of August 10, 2026.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2026 and December 31, 2025

F-2	Consolidated Statements of Operations for the Three and Six months ended June 30, 2026 and June 30, 2025

F-3	Statements of Stockholders’ Deficit for the Three and Six months ended June 30, 2026 and June 30, 2025

F-4	Statements of Cash Flows for the Six months ended June 30, 2026 and June 30, 2025

F-5	Notes to Condensed Unaudited Financial Statements

3

POLOMAR HEALTH SERVICES, INC.

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$178,872	$132,150
Accounts receivable	470,317	96,941
Inventory	99,051	93,636
Other current assets	33,010	-
Total current assets	781,250	322,727
Property and equipment, net	24,476	43,452
Operating lease - right-of-use asset	-	14,864
Security deposit	9,000	9,000
Total assets	$814,726	$390,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities and total liabilities
Accounts payable and accrued liabilities	$763,195	$386,983
Unearned revenue	300,000	300,000
Promissory notes – related parties	794,787	897,660
Operating lease - current liability	-	14,864
Other current liabilities	13,141	12,865
Total liabilities	1,871,123	1,612,372
Commitment and Contingencies Note 8
Stockholders’ deficit
Series A convertible preferred stock, par value $.001; 5,000,000 shares authorized; 161 and 150 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	-	-
Common stock; $0.001 par value; 295,000,000 shares authorized; 28,280,868 and 28,019,624 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	28,281	28,020
Additional paid-in capital	12,441,491	12,361,919
Accumulated deficit	(13,526,169)	(13,612,268)
Total stockholders’ deficit	(1,056,397)	(1,222,329)

Total Liabilities and Stockholders’ Deficit	$814,726	$390,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLOMAR HEALTH SERVICES, INC.

STATEMENTS OF OPERATIONS

Unaudited

	For The Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$1,528,705	$5,470	$2,534,224	$10,011

Cost of goods sold	592,789	1,638	1,047,818	2,998

Gross profit	935,916	3,832	1,486,406	7,013

Operating expenses
General and administrative	261,120	556,658	507,059	955,494
Sales and marketing	456,419	10,507	767,876	30,261
Total operating expenses	717,539	567,165	1,274,935	985,755

Income (loss) from operations	218,377	(563,333)	211,471	(978,741)

Other expense
Interest expense	(18,019)	(42,230)	(36,490)	(83,676)
Total other expense	(18,019)	(42,230)	(36,490)	(83,676)

Net income (loss)	200,358	(605,563)	174,981	(1,062,418)
Dividend on Series A convertible preferred stock	(88,882)	-	(88,882)	-
Net income (loss) attributable to common stockholders	111,476	(605,563)	86,099	(1,062,418)
Net income (loss) per common share: basic	$0.00	$(0.02)	$0.00	$(0.04)
Weighted average common shares outstanding – basic	28,055,593	27,665,155	28,038,909	27,062,470
Weighted average common shares outstanding – diluted	28,055,593	27,665,155	28,038,909	27,062,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLOMAR HEALTH SERVICES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICI

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2026	150	$-	28,053,090	$28,053	$12,364,074	$(13,637,645)	$(1,245,518)
Stock-based compensation that was previously accrued for	-	-	227,778	228	22,417	-	22,645
Issuance of Series A convertible preferred stock related to dividend	11	-	-	-	55,000	(55,000)	-
Dividend paid and accrued					-	(33,882)	(33,882)
Net income	-	-	-	-	-	200,358	200,358
Balance, June 30, 2026	161	$-	28,280,868	$28,281	$12,441,491	$(13,526,169)	$(1,056,397)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	150	$-	28,019,624	$28,020	$12,361,919	$(13,612,268)	$(1,222,329)
Stock-based compensation that was previously accrued for	-	-	261,244	261	24,572	-	24,833
Issuance of Series A convertible preferred stock related to dividend	11	-	-		55,000	(55,000)	-
Dividend paid and accrued		-	-	-	-	(33,882)	(33,882)
Net income	-	-	-	-	-	174,981	174,981
Balance, June 30, 2026	161	$-	28,280,868	$28,281	$12,441,491	$(13,526,169)	$(1,056,397)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLOMAR HEALTH SERVICES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	-	$-	27,657,679	$27,658	$11,482,636	$(3,368,018)	$8,142,276
Conversion of Series A convertible preferred stock	150	-	-	-	750,000	-	750,000
Issuance of common stock	-	-	287,451	287	108,944	-	109,231
Net loss	-	-	-	-	-	(605,563)	(605,563)
Balance, June 30, 2025	150	$-	27,945,130	$27,945	$12,341,580	$(3,973,581)	$8,395,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	-	$-	27,657,679	$27,658	$11,482,636	$(2,911,163)	$8,599,131
Conversion of Series A preferred stock	150	-	-	-	750,000	-	750,000
Issuance of common stock	-	-	287,451	287	108,944	-	109,231
Net loss	-	-	-	-	-	(1,062,418)	(1,062,418)
Balance, June 30, 2025	150	$-	27,945,130	$27,945	$12,341,580	$(3,973,581)	$8,395,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLOMAR HEALTH SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended,
	June 30, 2026	June 2025
Cash Flows from Operating Activities
Net income (loss)	$174,981	$(1,062,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,976	518,226
Stock-based compensation	-	109,231
Changes in operating assets and liabilities
Accounts receivable	(373,376)	-
Other current assets	(33,010)	-
Inventory	(5,415)	(5,618)
Unearned revenue	-	200,000
Accounts payable and accrued liabilities	373,526	7,222
Net cash provided by (used) in operating activities	155,682	(233,357)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from related party	-	35,000
Payments on promissory notes – related parties	(102,873)
Proceeds from promissory notes – related party	-	196,844
Dividend paid	(6,087)	-
Net cash (used in) provided by financing activities	(108,960)	231,844

Net increase (decrease) in cash	46,722	(1,513)

Cash, beginning of period	132,150	6,191

Cash, end of period	$178,872	$4,678

Supplemental disclosure of non-cash investing and financing activities
Stock-based compensation that was previously accrued for	$24,833	$-
Paid-in-kind dividend	$55,000	$-
Series A Convertible preferred stock dividend	$27,795	$-
Supplemental disclosure of cash flow information
Cash paid for interest	$36,490	$83,676

The accompanying notes are an integral part of these unaudited condensed financial statements.

POLOMAR HEALTH SERVICES,

INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

Polomar Health Services, Inc. (the “Company”), operates Polomar Specialty Pharmacy, LLC, a State of Florida licensed retail compounding pharmacy, located in Palm Harbor, FL, pursuant to license # PH35196 (“Polomar Pharmacy”). Polomar Pharmacy is also licensed as a Special Sterile Compounding Pharmacy, permit #PH35277, which authorizes the licensed entity to dispense injectable and other sterile compounds (eye drops, infused therapeutics) upon receipt of a valid prescription. The compounding facility operates pursuant to guidelines established under Sec. 503A “Compounding Pharmacy” of the Federal Food, Drug and Cosmetic Act. Section 503A authorizes the licensed entity to manufacture compounded drugs and fulfill prescriptions provided to it by state licensed physicians and other licensed healthcare professionals including physician assistants and nurse practitioners. The Company is presently licensed and authorized to fulfill and deliver compounded prescribed medications in 28 states. Polomar Pharmacy is actively seeking licenses and authorization in other states and expects to be able to provide prescription medications in additional U.S. states during the third quarter of 2026.

Corporate History and Capital Structure

The Company was incorporated in the State of Nevada on September 14, 2000, under the name of Telemax Communications. On July 24, 2003, the name was changed to HealthMed Services, Ltd. On September 2, 2022, the name was changed to Trustfeed Corp. As a result of a change in ownership of the Company in 2021, the Company became a technology company with access to a global database of information to provide consumers with trusted information about the companies they do business with (the “Pre-Existing Business”).

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

Prior to the September 30, 2024, merger between the Company and Polomar Pharmacy, Polomar Pharmacy’s business was concentrated on providing compounded dermatological prescription medications for topical delivery. Polomar Pharmacy’s exclusive dermatological formulations, co-developed by a board-certified dermatologist for the treatment of acne, alopecia areata, basal cell carcinoma, Becker’s nevus, vitiligo, and other common skin conditions, were primarily fulfilled on behalf of local dermatologists with limited interstate prescription delivery. In early 2024, Polomar Pharmacy commenced the construction of clean rooms to allow for the dispensing of sterile compounded drugs. Polomar Pharmacy received its Special Sterile Compounding Permit in August of 2024. Polomar Pharmacy continued to primarily fulfill prescriptions for compounded dermatological drugs and has, on a limited basis, fulfilled prescriptions for sterile compounded GLP-1 agonists for subcutaneous injection. On September 26, 2025, the Company executed a one-year non-exclusive pharmacy services agreement with CareValidate, Inc. (“CareValidate”) to fulfill GLP-1 agonist prescriptions for CareValidate’s network of on-line clinics. Polomar began fulfilling prescriptions for CareValidate on October 6, 2025, and we have received and expect to continue to receive revenue from this customer.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statement’s presentation. The results for the interim period are not necessarily indicative of the results expected for the year.

Consolidation

The financial statements include the accounts of the Company and its 100% wholly owned subsidiary, Polomar Specialty Pharmacy, LLC. All significant intercompany balances and transactions have been eliminated.

Going Concern and Liquidly

Liquidity refers to the Company’s ability to meet anticipated cash demands, including funding operations, servicing contractual obligations, and covering other routine business expenditures. Our primary cash outflows include operating costs and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance.

Under Accounting Standards Codification “ASC”, ASC 205-40, Presentation of Financial Statements, Going Concern, management is required to evaluate at each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued, and, if substantial doubt is raised, whether our plans to mitigate those conditions, when considered in the aggregate, alleviate that doubt.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient income and has historically depended on notes or equity to fund operations. As of June 30, 2026, the Company has an accumulated deficit of $13,526,169. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of filing of the 10-Q.

Management’s plans are to raise additional capital, explore potential business opportunities and to increase revenue. However, there is no assurance that the Company will raise sufficient capital to continue operations or be on acceptable terms. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents.

Cash consists of deposits maintained at a single financial institution. The Company did not hold any cash equivalents as of June 30, 2026, or December 31, 2025. Cash equivalents are defined as highly liquid investments with original maturities of three months or less at the date of purchase that are readily convertible to known amounts of cash.

The Company’s cash is maintained with a well-established financial institution. Management believes the credit risk associated with these deposits is minimal and has not experienced any losses related to these accounts.

Inventory

Inventory consists primarily of finished goods, work in process, and raw materials and is stated at the lower cost or net realizable value. Cost is determined using the weighted-average cost method, if applicable) management periodically reviews inventory for excess, obsolete, or slow-moving items and records reserves to reduce the carrying value of such inventory to its estimated net realizable value. Such estimates are based on historical usage, future demand, market conditions, and other factors. As of June 30, 2026 and December 31, 2025, there is no inventory reserve. As of June 30, 2026 and December 31, 2025, the Company’s inventory consists of raw materials.

Earnings Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. In calculating net income (loss) attributable to common stockholders, dividends declared or accrued on the Series A convertible preferred stock (the “Series A Preferred”), including dividends payable in kind “PIK”, are deducted from net income (loss) attributable to the Company’s common stockholders.

PIK dividends represent dividends declared on the Company’s preferred stock that are satisfied through the issuance of additional shares of the Series A Preferred rather than through the payment of cash. PIK dividends are included in the calculation of income (loss) attributable to common stockholders in the period in which they are declared or accrued for, consistent with the terms of the Series A Preferred.

Accordingly, accrued cash dividends and PIK dividends reduce income (loss) available to common stockholders for purposes of calculating basic and diluted EPS, as applicable. PIK dividends do not represent a current-period cash outflow but increase the carrying amount and/or number of shares of the applicable preferred stock in accordance with the terms of the Series A Preferred.

Revenue Recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the ASC 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation. Revenue from the sale of goods is recognized when all the following conditions are satisfied:

Revenue from the sales of goods is recognized when all the following conditions are satisfied:

●	Identification of the Contract: The Company identifies a contract with a customer when an agreement exists that creates enforceable rights and obligations for both parties.

●	Identification of Performance Obligations: The Company identifies the distinct performance obligations within each contract. A performance obligation is a promise to transfer to the customer a distinct good or service (or a bundle of goods or services) that is separately identifiable from other promises in the contract.

●	Determination of Transaction Price: The transaction price is determined based on the consideration to which the company expects to be entitled in exchange for transferring goods to the customer.

●	Allocation of Transaction Price: The transaction price is allocated to each performance obligation based on its standalone selling price.

●	Recognition of Revenue: Revenue is recognized when control of the goods is transferred to the customer, which generally occurs at a point in time when the goods are shipped or delivered, and the customer obtains legal title. For contracts that include multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. If the standalone selling price is not directly observable, management estimates it using appropriate valuation techniques, such as the adjusted market assessment, expected cost plus margin, or residual approach, depending on the nature of the performance obligation.

Fair Value Measurements

The Company utilizes the fair value hierarchy to apply fair value measurements. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair values that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Valuations derived from techniques in which one or more significant inputs are unobservable.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximate the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements as June 30, 2026, and December 31, 2025.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. The income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items recognized in the period in which they occur.

As of June 30, 2026 and December 31, 2025, the Company continued to maintain a full valuation allowance against its net deferred tax assets, as management concluded that it is more likely than not that these deferred tax assets will not be realized. The assessment of the need for a valuation allowance requires management to evaluate all available positive and negative evidence, including the Company’s history of operating results, cumulative losses in recent years, expectations of future taxable income, the reversal of existing temporary differences, and available tax planning strategies.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), a corporation that undergoes an “ownership change,” generally defined as a cumulative increase of more than 50 percentage points in the stock ownership of 5% shareholders within a rolling three-year period may have its ability to utilize pre-change net NOL carryforwards and certain other tax attributes significantly limited on an annual basis. The Company has not performed a Section 382 limitations analysis.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2026, and December 31, 2025, the Company did not have any uncertain tax positions.

Segment Reporting

The Company operates as one reportable segment as a Plomar Specialty Pharmacy, LLC under ASC 280, Segment Reporting. The chief decision maker “CODM”, the Company’s Interim Chief Executive Officer, reviews financial information performance primarily using operating income (loss), which is consistent with the presentation in the Company’s consolidated statements of operations. The CODM monitors revenues and operating expenses by segment for purposes of strategic decision-making and resource allocation, including the evaluation of the timing and amount of future investment in, or development of, the Company’s products. The expense categories reviewed by the CODM are consistent with those presented in the consolidated statements of operations.

Concentration

The Company’s revenue is highly concentrated with a single customer located in the United States. This customer accounted for 100% of the Company’s total revenue for the three and six months ended June 30, 2026, and June 30, 2025, respectively.

As of June 30, 2026, one customer accounted for 100% of the Company’s total accounts receivable and as of December 31, 2025, two customers accounted for 100% of the Company’s total accounts receivable.

The Company relies on four primary vendors, providing the following services and purchases:

●	Shipping logistics
●	Product testing
●	For Active pharmaceutical ingredients.
●	Packaging

Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, primarily through expanded annual disclosures related to the rate reconciliation and income taxes paid. The amendments require entities to disclose additional information about specific categories of reconciling items and provide greater disaggregation of income taxes paid, including taxes paid to federal, state, and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-09 for the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s financial statements, other than the required additional income tax disclosures.

In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Losses. This ASU update provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025. The Company adopted this standard prospectively and the adoption did not have an impact on its unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future financial statement presentation or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, for public business entities only. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 Income statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2025-01 requires PBEs to adopt the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Management is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This ASU consolidates required interim disclosures into a single, accessible list within ASC 270. This ASU applies to interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating the effect of this pronouncement on its disclosures.

In December of 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues to refine U.S. GAAP, including clarifying diluted EPS calculations during losses, refining derivative scope, correcting technical errors in financial statement descriptions, and amending share-based consideration payable to customers, diluted EPS and lease receivables. This ASU applies to fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its disclosures.

In January of 2026, the FASB issued ASU 2026-1, Equity (Topic 505) Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This ASU addresses how an issuer should initially measure paid-in-kind (PIK) on equity-classified preferred stock. The amendments in this update require that PIK dividends in equity-classified preferred stock be initially measured on the PIK dividend rate stated in the Series A Preferred agreement. This ASU is effective for annual reporting periods beginning after December 15, 2026. The Company will adopt the provisions of this ASU beginning with annual report as of the period ending on December 31, 2026.

NOTE 3 – RELATED PARTY TRANSACTIONS

Reprise Management, Inc.

On August 13, 2024, as amended on November 8, 2024, Polomar Pharmacy entered into a Promissory Note and Loan Agreement with Reprise Management, Inc. (“Reprise”), as the lender (the “Reprise Note”). Pursuant to the Reprise Note, Reprise agreed to loan Polomar Pharmacy up to $700,000 in one or more advances from time to time. An initial draw under the Reprise Note in the amount of $522,788 was made, which funds were used to repay all amounts due to Reprise pursuant to prior undocumented loans provided by Reprise to Polomar Pharmacy. As of June 30, 2025, the outstanding principal amount of the Reprise Note was $808,875 plus accrued interest of $88,674. Also, on June 30, 2025, Reprise exchanged $300,000 of the amount due under the Reprise Note, for sixty (60) shares of the Company’ designated and issued Series A Preferred Stock, par value $0.001 per share. The Reprise Note was amended on July 2, 2025, providing that the remaining principal balance of $597,550 of the Reprise Note shall have an annual interest rate of 12%. Reprise is an affiliate of Daniel Gordon (“Gordon”) and GLD Partners, LP. (“GLDLP”). Gordon is the President of Reprise and the majority shareholder of GLD Management, Inc. (“GLD Management”), the general partner of GLDLP, affiliates of which own CWR 1, LLC (“CWR”), and, as such, may be deemed to beneficially own shares held directly by CWR. Gordon controls 49% of the Company’s voting stock as of June 30, 2026 and December 31,2025, respectively. As of June 30, 2026 and December 31, 2025, the Reprise Note outstanding balance, including accrued interest, was $663,030 and $634,870, respectively.

CWR 1, LLC

On August 16, 2024, the Company entered into a Promissory Note and Loan Agreement (the “CWR Note”), as the borrower, with CWR as the lender. Pursuant to the CWR Note, CWR agreed to loan the Company up to $250,000 in one or more advances from time to time. An initial draw under the Note in the amount of $157,623 was made, which funds were used to repay CWR all amounts due to CWR pursuant to prior undocumented loans provided by CWR to the Company between January 1, 2024, and August 15, 2024. As of June 30, 2025, the outstanding principal amount of the Note was $450,000, inclusive of accrued interest. On July 2, 2025, the Company and CWR executed an amendment to the CWR Note, effective as of June 30, 2025, CWR exchanged the Note for 90 shares of the Company’s Series A Preferred. The CWR Note was paid in full as of June 30, 2026, and December 31, 2025, respectively.

On July 21, 2025, the Company entered into a new Promissory Note and Loan Agreement with CWR (“CWR Note II”) with the following terms.

●	The Company may draw up to $150,000. The Company is required to meet certain milestones as fully described in the CWR Note II to draw funds from CWR.

●	The CWR Note II shall mature and be payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the CWR Note II.

●	The initial interest rate shall be 12%, accruing on a quarterly calendar basis. In the event the CWR Note II is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

On September 17, 2025, the Company and CWR executed an amendment to the CWR Note II (the “CWR II First Amendment”). The CWR II First Amendment increased the principal amount that the Company may draw upon by $150,000 (the “CWR II Additional Principal”) to $300,000. The CWR II Additional Principal has certain restrictions regarding the use of any funds drawn by the Company. The Company may only utilize CWR II Additional Principal for costs associated with the manufacturing and testing of its inhalable sildenafil product. The CWR II Additional Principal shall be subject to a 3% discount per draw. The 3% discount was expensed due to the short-term nature of the debt. All other material terms of CWR Note II remain unchanged.

The Company drew a total of $248,000 between July 23, 2025, and September 18, 2025, pursuant to the terms of the CWR II Note and has repaid, between December 1, 2025, and February 27, 2026, $263,034 inclusive of all interest and fees. As of June 30, 2026, and December 31, 2025, the CWR Note II was $0 and $62,538, respectively. CWR is an affiliate of Mr. Daniel Gordon, and Gordon beneficially owns or controls approximately 43% of the common stock, of the Company, as of June 30, 2026, and December 31, 2025, respectively. Gordon and affiliates of Gordon controls approximately 49% of the voting shares of the Company, due to voting rights granted to CWR and Reprise in the Series A Preferred owned by CWR and Reprise as of June 30, 2026, and December 31, 2025, respectively. There was no balance owed on the CWR Note II as of June 30, 2026.

Profesco Holdings, LLC

On July 28, 2025, the Company entered into a Promissory Note and Loan Agreement (the “Profesco Note”) with Profesco Holdings, LLC., a Michigan limited liability company (“Profesco Holdings”). Below is a summary of the terms.

●	The Company may draw up to $100,000 per the terms of the Profesco Note.

●	The Profesco Note matures and is payable in full on or before October 31, 2025, or immediately upon other events as disclosed in the Profesco Note. The initial interest rate is 12%, per annum, accruing on a calendar quarterly basis. In the event the Profesco Note is not paid in full on or before October 31, 2025, then the interest rate shall be equal to the prime interest rate as published on the first day of each month in the Wall Street Journal – Money Rates plus 7%.

On November 17, 2025, the Company and Profesco Holdings executed an amendment to the Profesco Note (the “Profesco First Amendment”). Below is a summary of terms.

●	The Profesco First Amendment increased the principal amount that the Company may draw upon by $100,000 (the “Profesco Additional Principal”) to $200,000.

●	The Profesco Additional Principal shall be subject to a 3% origination fee per draw. The annual interest rate to be charged on the Additional Principal shall be 15%, simple interest. The Profesco First Amendment contains provisions for repayment of the Profesco Note between November 1, 2025, and December 31, 2025.

●	Any remaining principal due and owning after January 1, 2026, shall be subject to an 18% annual interest rate. The outstanding balance as of June 30, 2026, and December 31, 2025, for the Profesco Note is $131,757 and $200,251, respectively.

Mr. Tierney, the Company’s Interim Chief Executive Officer, of the Company is the sole member and manager of Profesco Holdings.

Other Related Party Transactions

In January of 2026, Polomar Specialty Pharmacy, LLC (“PSP”) purchased 67,800 doses of WafesilTM, a compounded sublingual sildenafil formulation from Orion Specialty Labs, LLC (“Orion”), an FDA registered 503(b) outsourcing facility and the exclusive U.S. distributor of Wafesil. The purchase was $122,063, additionally, Polomar received 4,200 sample doses of the medication. In June 2026 PSP purchased for $71,280, for 42,240 doses of Wafesil from Orion. Orion’s sole member is GLD Partners, LP, which is controlled by Mr. Gordon, an affiliate of the Company.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 295,000,000 authorized shares of common stock with a par value of $0.001 as of June 30, 2026, and 2025, respectively. The Company had 28,280,868 and 28,019,624 issued and outstanding shares of common stock as of June 30, 2026, and December 31, 2025, respectively. During the three and six months ended June 30, 2026, the Company issued 227,778 and 261,244 shares of common stock for $22,645 at $0.10 per share and for $24,572 at $0.10 per shares, respectively. The issuance of these shares were for past services to the Board of Directors that was accrued as of December 31, 2025.

Preferred Stock

The Company has 5,000,000 authorized shares of “blank check” preferred stock.

As of June 30, 2026, the Company has designated 1,000 shares of Series A Preferred ($.001 par value) and has issued 150 shares of the Series A Preferred. On May 15, 2026, the Company issued seven additional shares of Series A Convertible Preferred Stock to CWR 1, LLC valued at $5,000 per share pursuant to the Series A Preferred designation in satisfaction of a portion of the dividends due CWR and four additional shares of Series A convertible preferred stock to Reprise Management, Inc. valued at $5,000 per share pursuant to the Series A Preferred designation in satisfaction of a portion of the dividends due Reprise.

On May 15, 2026, pursuant to the terms of the Series A Preferred Designation the Company issued dividends to CWR 1, LLC consisting of $35,000 of PIK dividends equal to an additional seven (7) shares of Series A Preferred and $213.00 in cash. Also on May 15, 2026, the Company issued dividends to Reprise Management, Inc. consisting of $20,000 of PIK dividends equal to an additional four (4) shares of Series A convertible preferred stock.

As of June 30, 2026 and December 31, 2025, the Series A Preferred is convertible into 2,150,000 and 1,875,000 shares of common stock, respectively.

2024 Equity Incentive Plan

On August 8, 2024, the Company’s stockholders, by written consent of the holders of a majority of the outstanding voting stock, approved the 2024 Equity and Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to employees, officers, directors, consultants and other service providers.

The Company initially reserved 5,000,000 shares of common stock for issuance under the 2024 Plan, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. In addition, the number of shares authorized for issuance under the 2024 Plan is subject to an annual automatic increase on January 1 of each year equal to 10% of the Company’s outstanding common shares, unless the Board of Directors approves a lesser increase, or determines that no increase will be made. On July 1, 2026, the Board amended and restated the plan to reduce the annual automatic increase from 10% to 3%, effective January 1, 2027, see Subsequent events, Note 9. The Company has not issued any stock options under the Plan. As of June 30, 2026, the Company has 10,567,730 shares available under the Plan for future issuances.

NOTE 5 – EARNINGS PER SHARE

The schedule of net income (loss) per share, basic and diluted, is as follows:

For The Three Months Ended June 30,	2026	2025
Net income (loss)	$200,358	$(605,563)
Dividend on Series A Preferred	(88,882)	-
Net income (loss) attributable for common shareholders	$111,476	$(605,563)
Weighted average shares outstanding – basic and diluted	28,055,593	27,665,155
Basic and diluted net income (loss) per share	$0.00	$(0.02)

For The Six Months Ended June 30,	2026	2025
Net income (loss)	$174,981	$(1,062,418)
Dividend on Series A Preferred	(88,882)	-
Net income (loss) attributable for common shareholders	86,099	(1,062,418)
Weighted average shares outstanding – basic and diluted	28,038,909	27,062,470
Basic and diluted net income (loss) per share	$0.00	$(0.04)
The Company does not have any dilutive shares.

NOTE 6 – REVENUE

The following table presents the Company’s revenue disaggregated by type for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
Prescription fulfillment	$1,528,705	$-
Other	-	5,470
Total	$1,528,705	$5,470

	Six Months Ended June 30
	2026	2025
Prescription fulfillment	$2,534,224	$-
Other	-	10,011
Total	$2,534,224	$10,011

NOTE 7 – LEASE

The Company has a non-cancellable operating lease for its manufacturing facility in Palm Harbor, Florida which qualifies for capitalization under ASC 842 Leases. As of June 30, 2026, Palm Harbor, Florida lease is on a month-to-month lease. As of June 30, 2026, and December 31, 2025, the net right-of-use asset “ROU” recorded under the operating lease was $0 and $14,864, respectively, and the corresponding lease liability was $0 and $14,864, respectively.

The Company evaluates contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Lease costs for the three months and six months ended June 30, 2026 and June 30, 2025, included in the condensed consolidated statements of operations, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease cost	$9,194	$9,103	$18,297	$18,297

The following represents the activity for the right of use asset:

	June 30, 2026	December 31, 2025
Beginning balance	$14,864	$49,180
Amortization charge for the period	(14,864)	(34,316)
Ending balance	$-	$14,864

Other information relating to the operating lease is as follows:
Weighted average remaining lease term in years	0.0	0.42
Weighed average discount rate	5.5%	5.5%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On May 12, 2026, the Company and Terrence M. Tierney, the Company’s Chief Executive Officer, executed a First Amendment to Mr. Tierney’s Executive Employment Agreement dated September 15, 2025 (the “First Amendment”). The First Amendment reduced Mr. Tierney’s base salary retroactive to his November 1, 2025 start date to $19,000 per month, subject to increase to $24,000 per month upon the earlier of the Company raising $5,000,000 in new equity or up-listing to a national securities exchange; replaced the prior target bonus with a discretionary annual bonus tied to key performance indicators; modified the severance provisions; and confirmed that 100,000 shares of the Company’s common stock were fully vested as of that date.

The First Amendment also amended and restated the option provisions of the employment agreement in their entirety. The previously disclosed option to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share was never granted or issued and will not be granted, and Mr. Tierney has confirmed in writing that he relinquishes any right to it. In its place, the First Amendment provides for an option to purchase 500,000 shares at an exercise price of $0.26 per share, and two additional options to purchase 500,000 shares each with exercise prices to be determined by formula based on the trailing average closing price of the common stock preceding the applicable grant date, in each case with a ten-year term and vesting 25% on grant with the remainder vesting in equal monthly installments thereafter.

As of June 30, 2026, no options had been granted or issued to Mr. Tierney under the employment agreement, as amended, no award agreements evidencing such options had been executed, and no stock-based compensation expense had been recognized with respect thereto, see Note 9, Subsequent Events.

The foregoing description is qualified in its entirety by reference to the First Amendment, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 15, 2026.

License Agreement

On June 29, 2024, the Company entered into a Know How and Patent License Agreement with Pinata Holdings, Inc. (“Pinata”), an affiliate of CWR, as restated and amended on January 9, 2025 (the “Agreement”). The Agreement granted the Company a worldwide, non-exclusive, non-transferable license to certain patent-pending intellectual property and know-how related to the delivery of products containing metformin, eletriptan, sumatriptan, semaglutide, liraglutide, and sildenafil, in exchange for royalties of 10% to 20% of net sales of products utilizing the licensed IP. On June 12, 2026, the Company and Pinata mutually agreed to terminate the Agreement. Under the termination, the Company’s wholly owned subsidiary, Polomar Specialty Pharmacy, LLC, retains the right to sell, distribute, or otherwise dispose of its remaining inhalable sildenafil inventory through September 7, 2026.

License Agreement Valuation

The Company utilized the income approach to value the intellectual property rights licensed from Pinata. The Company, based upon contractual obligations and sales projections provided to us by ForHumanity Health, Inc. (see below), projected annual gross revenues through December 31, 2029. After deducting contractual royalties due to Pinata and cost of goods sold we determined that the license had a net present value of $9,735,000. We additionally took into consideration that while the term of the license is perpetual it is non-exclusive, the underlying intellectual property has not as of the date of this filing been granted patent protection by the USPTO and the license is terminable on one-hundred eighty (180) days notice by either party. The Company has elected to accelerate the amortization of our intangible assets and have reduced the carry value to zero as more fully set forth below.

We have experienced significant delays in bringing the licensed products to market including delays in sourcing active pharmaceutical ingredients, particularly eletriptan, manufacturing, completing required stability and sterility testing, and delays in conducting and completing clinical trials. As a result of these delays and other challenges in marketing products utilizing the IP Rights we and Pinata mutually agreed to terminate the license agreement effective June 12, 2026. Additionally, our former marketing partner, ForHumanity Health, Inc. (“FHH”) expressed concerns regarding efficacy of the inhaled sildenafil product and elected not to pursue an agreement to market the metformin gummy. As a result of these uncertainties and other market conditions we elected to accelerate the amortization of our intangible assets.

ForHumanity Agreement

On March 11, 2025, Polomar executed a Product Fulfillment and Distribution Agreement, effective on March 12, 2025, as amended on March 17, 2025, and Amended and Restated on August 19, 2025, and as amended on September 23, 2025, and December 8, 2025, with ForHumanity Health, Inc., a Delaware corporation (“FHH”) and Island Group 40, LLC (“IG4”), (collectively, the “ForHumanity Agreement”).

The ForHumanity Agreement allows FHH to exclusively market (through April 30, 2026), Polomar’s previously licensed, patent pending, inhalable sildenafil, marketed as VigorAir™. While sildenafil and eletriptan have been approved by the FDA for prescription use in an oral form and both medications are generally regarded as safe, the FDA has not approved our inhalable compounded formulation. Pursuant to the ForHumanity Agreement, Polomar shall be solely responsible for fulfilling valid prescriptions for the above-referenced medications through Polomar Specialty Pharmacy. IG4 provides account management services on behalf of Polomar.

The ForHumanity Agreement incorporates the following material terms:

●	The license is for an initial term of forty-two months and may be automatically renewed for additional terms provided FHH meets certain revenue commitments prior to the end of the initial term.

●	In exchange for a guaranteed payment of $750,000 ($550,000 of which has been received by Polomar as of December 31, 2025), Polomar has granted FHH exclusivity to market VigorAir to potential customers through June 30, 2026. The Company may terminate the ForHumanity Agreement upon ninety (90) days written notice if average monthly sales do not meet or exceed $100,000 per month for the period January 1 through July 31, 2026. Exclusivity may be extended through December 31, 2026, provided FHH provides at least $1,750,000 in gross revenue to Polomar during the period starting on January 1, 2026, through June 30, 2026. The ForHumanity Agreement provides for additional exclusivity extensions upon FHH meeting increased revenue goals to Polomar.

●	FHH launched test marketing of VigorAir in November 2025. In December 2025 the Company, FHH and Altanine, Inc., the parent of Pinata, Inc. sponsored additional clinical trials of our inhaled sildenafil. Preliminary trial results were received by the Company on February 12, 2026, and complete results of the clinical trial were received on February 28, 2026.

●

As of the date of this filing of the Company’s Interim Financial Statement on Form 10-Q, we have been advised by FHH that they have suspended sales of VigorAir, their branded version of our licensed inhalable sildenafil product. The Parties had been engaged in ongoing discussions to resolve issues regarding product manufacturing, testing delays, marketing challenges and delays associated with ongoing clinical trials. The Company granted FHH forbearance on the $200,000 payment that was due to the Company on January 9, 2026, while the parties attempted to resolve their respective concerns regarding the inhaled sildenafil.

On April 23, 2026, the Company received a letter from counsel representing FHH alleging, inter alia, that the Company made intentional false representations and fraudulent misrepresentations that FHH relied upon to enter into the March 12, 2025, Product Fulfillment and Distribution Agreement (“Agreement”) between the Company and FHH. The letter provides notice to the Company of FHH’s intention to terminate and rescind the Agreement. FHH additionally alleges that it has suffered damages in excess of $20,000,000 and FHH has demanded a payment of $2,000,000 within 10 days of the date of the letter in full and final settlement of its alleged claims. The Company believes FHH’s claims are without merit.

On June 12, 2026, the Company notified FHH that they were in breach of the ForHumanity Agreement for failure to remit the $200,000 payment that was due on January 9, 2026. The Company made demand for payment pursuant to the terms of the ForHumanity Agreement.

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

Litigation

The Company may be involved from time to time in legal proceedings and claims arising in the ordinary course of business. The Company records a liability for loss contingencies when it is probable and reasonably estimable,

The Company received a demand letter from FHH relating to matters arising from prior business dealings, to which the Company responded. Since that time, there has been no further communication between the parties. No complaint has been filed, and the Company is not a defendant in any proceeding relating to this matter Based on the information currently available, management has concluded that the likelihood of a loss is remote and, if a loss were to occur, the amount cannot presently be estimated. Accordingly, no liability has been recorded in the accompanying financial statements as of June 30, 2026. The Company will continue to monitor this matter and will reassess its conclusion, and record a liability if warranted, if new information becomes available or if the matter progresses to formal legal proceedings.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring after June 30, 2026, through (the date these financial statements were issued), and has identified the following matters requiring disclosure. Unless otherwise noted, there are non-recognized subsequent events under ASC 855-10 that do not adjust amounts for the financial statements but are material enough to warrant disclosure.

On July 1, 2026, the Company granted an option to purchase 500,000 shares of common stock at an exercise price of $0.26 per share, the fair market value on the grant date. The options vest as follows: a) 25% of the options vest on the grant date and b) the remainder vest over the following thirty-six-month period. Although the Compensation Committee approved the general terms of this award on May 15, 2026, the award’s key terms were not finalized and communicated to the recipient until July 1, 2026, which the Company has determined to be the grant date under ASC 718. As no grant date had been established and no award was outstanding prior to July 1, 2026, this award was accounted for as a new grant, not a modification of a previously approved award.

Corporate Governance

Effective July 1, 2026, David Spiegel and Mr. Tierney resigned from the Company’s Board of Directors. Mr. Tierney continues to serve as President and Interim Chief Executive Officer. The Board was expanded from one to five directors with the appointments of George Hornig, Alexandra Peterson, Gabrielle Toledano, and George Caruolo, while Gabriel Del Virginia continued as a director.

The Board also, appointed George Caruolo as Lead Independent Director, and established a Special Committee of independent directors to review and make recommendations regarding potential related-party acquisition transactions.

Officer Appointments

Effective July 1, 2026, George Hornig was appointed Executive Chairman and Chair of the Board, Mr. Tierney was appointed Interim Chief Executive Officer and principal executive officer, and Timothy M. Papp was appointed Secretary and General Counsel.

Effective July 15, 2026, Douglas Beck was appointed Chief Financial Officer and Treasurer and now serves as the Company’s principal financial officer and principal accounting officer.

2024 Equity Incentive Plan

On July 1, 2026, the Board amended and restated the Company’s equity incentive plan, which was renamed the Polomar Health Services s, Inc. 2026 Equity and Incentive Compensation Plan. The amendment, among other changes, reduced the annual evergreen share reserve increase from 10% to 3% of outstanding common stock, effective beginning January 1, 2027. All other material terms of the plan remain unchanged.

On July 1, 2026, Mr. Tierney was issued 100,000 shares of common stock to fulfill stock compensation provisions of his employment agreement.

Lease

On August 1, 2026, the Company signed a two-year office lease in New York City, for a corporate office. The monthly rent is approximately $4,100.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2025, in each case under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

The Company Polomar Specialty Pharmacy, LLC, a Florida-licensed compounding pharmacy that provides both sterile and non-sterile compounded prescription medications and is currently authorized to serve patients in 28 states. Management’s strategic focus is to expand the pharmacy’s geographic reach and capitalize on growing demand for compounded GLP-1 weight-loss therapies and other specialized medications.

Since acquiring Polomar Pharmacy in September 2024, the Company has transitioned from a predominantly local dermatology-focused pharmacy to a national prescription fulfillment platform. This transformation has included obtaining sterile compounding capabilities, building relationships with telehealth providers, and expanding prescription fulfillment services for compounded GLP-1 medications. A key milestone was the execution of a pharmacy services agreement with CareValidate in 2025, which began generating revenue through prescription fulfillment for telehealth patients.

The Company continues to face operational and financial challenges associated with this transition, including increased compensation, and infrastructure costs, investments in regulatory compliance and product development, and the need for additional capital to support growth. While prior supply chain issues have largely been resolved, management remains focused on achieving greater operating scale and improving financial performance.

The Company also plans to launch SlimRx™, a telehealth platform focused on weight-loss treatment during the third quarter of 2026. SlimRx is expected to connect patients with licensed healthcare providers and generate prescription volume that will be fulfilled by Polomar Pharmacy, creating an integrated patient acquisition and fulfillment model.

Looking forward, management believes that growth will be driven by expanding pharmacy fulfillment services for telehealth providers, increasing prescription volumes through the SlimRx platform, obtaining additional state licenses, and adding new business-to-business customers. The Company’s ability to execute these initiatives and secure sufficient capital resources will be critical to achieving its long-term growth objectives.

Recent Events

Merger Agreement

On July 23, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization with Altanine Inc. (“Altanine”) and the Company’s wholly owned subsidiary, Polomar Merger Sub, Inc., pursuant to which Merger Sub would merge with and into Altanine, with Altanine surviving as a wholly owned subsidiary of the Company. The transaction contemplated that former Altanine stockholders would own approximately 80% of the Company’s outstanding common stock following the merger, with existing Company stockholders owning approximately 20%, subject to customary adjustments. The agreement also provided for the assumption of Altanine’s equity incentive plan and the conversion of outstanding Altanine equity awards into Company equity awards based on the exchange ratio. The merger agreement and the transactions contemplated by it were unanimously approved by the boards of directors of both companies.

The July 23, 2025 Agreement and Plan of Merger among Polomar, Polomar Merger Sub, Inc. and Altanine, Inc., as amended by the October 8, 2025 First Amendment (which changed the Preferred Exchange Ratio), was terminated in its entirety effective June 12, 2026 pursuant to a Termination Agreement and Mutual Release. The stated rationale is that the parties mutually agreed the merger was no longer in the best interests of the respective corporations and their shareholders. Termination was effected by mutual agreement under Section 7.1(a) of the original merger agreement or, to the extent that section is inapplicable, by mutual written consent under applicable law.

Corporate Governance

Effective July 1, 2026, David Spiegel and Mr. Tierney resigned from the Company’s Board of Directors. Mr. Tierney continues to serve as President and Interim Chief Executive Officer. The Board was expanded from one to five directors with the appointments of George Hornig, Alexandra Peterson, Gabrielle Toledano, and George Caruolo, while Gabriel Del Virginia continued as a director.

The Board also appointed George Caruolo as Lead Independent Director, and established a Special Committee of independent directors to review and make recommendations regarding potential related-party acquisition transactions.

Officer Appointments

Effective July 1, 2026, George Hornig was appointed Executive Chairman and Chair of the Board, Mr. Tierney was appointed Interim Chief Executive Officer and principal executive officer, and Timothy M. Papp was appointed Secretary and General Counsel.

Effective July 15, 2026, Douglas Beck was appointed Chief Financial Officer and Treasurer and now serves as the Company’s principal financial officer and principal accounting officer.

Equity Incentive Plan

On July 1, 2026, the Board amended and restated the Company’s equity incentive plan, which was renamed the Polomar Health Services, Inc. 2026 Equity and Incentive Compensation Plan. The amendment, among other changes, reduced the annual evergreen share reserve increase from 10% to 3% of outstanding common stock, effective beginning January 1, 2027. All other material terms of the plan remain unchanged.

Results of Operations for the Three Months ended June 30, 2026, and June 30, 2025

Revenue

Revenue increased by $1,523,235 to $1,528,705 for the three months ended June 30, 2026, from $5,470 for the three months ended June 30, 2025. The increase was attributable to the expansion of the Company’s commercial pharmacy operations and materially higher prescription fulfillment volume. The 2025 period reflected only limited commercial activity.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $591,151 to $592,789 for the three months ended June 30, 2026, from $1,638 for the comparable 2025 period, consistent with the increase in prescription volume and product sales. Gross profit increased by $932,084 to $935,916 from $3,832. Gross margin was approximately 61.2% for the 2026 quarter. Because revenue in the 2025 quarter was nominal, the prior-year gross margin is not considered meaningful for comparative purposes.

General and Administrative Expenses

General and administrative expenses decreased by $295,538, or 53.1%, to $261,120 for the three months ended June 30, 2026, from $556,658 for the comparable 2025 period. The decrease was primarily attributable to a $249,625 reduction in depreciation and amortization because the 2025 quarter included amortization of legacy Trustfeed intangible assets that were fully amortized by year-end 2025; the absence of $109,231 of stock-based compensation recorded in the 2025 quarter; and a $23,540 decrease in professional fees. These decreases were partially offset by increases of approximately $30,373 in laboratory expenses, $20,474 in payroll and benefits, and $21,576 in insurance expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $445,912 to $456,419 for the three months ended June 30, 2026, from $10,507 for the comparable 2025 period. The increase was primarily attributable to $152,870 of commissions with no comparable expense for the three months ended June 30, 2025, a $236,561 increase in shipping and fulfillment costs and a $23,564 increase in information-technology and telemedicine hosting expenses. These increases were directly associated with the significant increase in prescription fulfillment and commercial activity and were partially offset by lower travel and licensing costs.

Other Expense

Interest expense decreased by $24,211 to $18,019 for the three months ended June 30, 2026, from $42,230 for the comparable 2025 period, primarily reflecting lower financing costs and changes in outstanding related-party borrowings.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Revenue

Revenue increased by $2,524,213 to $2,534,224 for the six months ended June 30, 2026, from $10,011 for the six months ended June 30, 2025. The increase was attributable to the expansion of the Company’s commercial pharmacy operations and substantially higher prescription fulfillment volume during 2026.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $1,044,820 to $1,047,818 for the six months ended June 30, 2026, from $2,998 for the comparable 2025 period. Gross profit increased by $1,479,393 to $1,486,406 from $7,013. Gross margin was approximately 58.7% for the first six months of 2026. The 2025 gross margin is not considered meaningful because prior-year revenue was nominal.

General and Administrative Expenses

General and administrative expenses decreased by $448,434, or 46.9%, to $507,059 for the six months ended June 30, 2026, from $955,493 for the comparable 2025 period. The decrease was primarily attributable to a $499,250 reduction in depreciation and amortization because the 2025 period included amortization of legacy Trustfeed intangible assets that were fully amortized by year-end 2025; the absence of $109,231 of stock-based compensation recorded in the 2025 period; and a $60,147 decrease in professional fees. These decreases were partially offset by increases of approximately $46,729 in professional fees, $53,954 in registration and filing fees, $35,190 in payroll and benefits, $33,016 in laboratory expenses, $16,335 in insurance expense, $10,623 in production supplies, $9,363 in separately reported payroll taxes, $9,157 in transfer-agent fees.

Sales and Marketing Expenses

Sales and marketing expenses increased by $737,615 to $767,876 for the six months ended June 30, 2026, from $30,261 for the comparable 2025 period. The increase was primarily attributable to a $511,918 increase in shipping and fulfillment costs, $152,870 of commissions with no comparable expense in the prior-year period, a $44,199 increase in information-technology, $36,000 increase in royalties, and telemedicine hosting expenses and an $8,235 increase in travel. These increases were partially offset by a $15,607 decrease in state license and registration costs classified within sales and marketing in the 2025 supporting schedules. The overall increase principally reflects the costs associated with substantially higher prescription fulfillment and commercial activity.

Other Expense

Interest expense decreased by $47,186 to $36,490 for the six months ended June 30, 2026, from $83,676 for the comparable 2025 period, primarily reflecting lower financing costs and changes in outstanding related-party borrowings.

Cash Flows

Net cash provided by operating activities was $155,682 for the six months ended June 30, 2026, primarily reflecting net income of $174,981, non-cash depreciation and amortization of $18,976, and an increase in accounts payable and accrued expenses of $373,526. This was offset primarily from an increase in accounts receivable of $373,376, an increase in other current assets of $33,010 and an increase in inventory of $5,415.

Net cash used in operating activities was $233,357 for the six months ended June 30, 2025, primarily reflecting a net loss of $1,062,417. This use of cash was offset by $518,226 of non-cash depreciation and amortization, $109,231 of non-cash stock-based compensation, an increase in unearned revenue of $200,000, and accounts payable and accrued expenses of $7,222, partially offset by an increase in $5,618.

The Company did not have any cash provided by (used in) investing activities for the six months ended June 30, 2026 or June 30, 2025.

Net cash used in financing activities was $108,960 for the six months ended June 30, 2026, due to repayment of a related-party promissory note of $102,873 and a $6,087 payment for a dividend Net cash provided by financing activities was $231,844 for the six months ended June 30, 2025, due to $35,000 of proceeds from a related party and $196,844 of proceeds from a related-party promissory note.

Liquidity and Capital Resources

Liquidity refers to our ability to meet anticipated cash demands, including funding operations, servicing contractual obligations, and covering other routine business expenditures. Our primary cash outflows include operating costs and general business expenditure. The main source of our liquidity was from notes and equity issuances.

Under ASC 205-40, Presentation of Financial Statements: Going Concern, the Company is required to evaluate at each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern, and, if substantial doubt is raised, whether our plans to mitigate those conditions, when considered in the aggregate, alleviate that doubt.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient income and has historically depended on notes or equity to fund operations. concern for one year from the date of the filing of the 10-Q. As of June 30, 2026, the Company has an accumulated deficit of $13,526,169. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of filing of the 10-Q.

Management’s plans are to raise additional capital, explore potential business opportunities and to increase revenue. However, there is no assurance that the Company will raise sufficient capital to continue operations, or on acceptable terms. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Estimates

As of June 30, 2026, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K.

Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) our annual revenue exceeded $100.0 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our financial statement with other public companies difficult or impossible.

Related Party Transactions

See Note 3, to the accompanying financial statements for related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. This evaluation was carried out under the supervision and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Material Weaknesses in Internal Control over Financial Reporting

Management concluded that the Company’s internal control over financial reporting was not effective due to the existence of the following material weaknesses:

Insufficient segregation of duties due to a limited number of accounting and finance personnel.

An insufficient complement of personnel possessing the appropriate level of accounting, financial reporting, and SEC reporting expertise necessary to ensure the timely preparation and review of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

●	Limited independent oversight by the Board of Directors resulting from an insufficient number of independent directors.

●	Inadequate documentation of accounting policies, internal control procedures, and corporate governance processes.

●	Insufficient review controls over the preparation and review of financial statements, SEC filings, significant accounting estimates, and related disclosures.

●	Inadequate employee and director training regarding internal controls, corporate governance, ethics, and compliance responsibilities.

●	Limited monitoring activities to assess whether internal controls were operating effectively on an ongoing basis.

These material weaknesses could result in a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weaknesses

As of July 1, 2026, the Company initiated a number of actions intended to remediate the material weaknesses described above.

●	The Company strengthened its senior management team by appointing an Executive Director and hiring a Chief Financial Officer with significant experience serving as the chief financial officer of several public companies. The Company also retained its existing Controller. These actions enhance the Company’s financial reporting capabilities and improve segregation of duties within the accounting and finance function.

●	The Company hired a General Counsel who also serves as Corporate Secretary, strengthening the Company’s legal, regulatory compliance, corporate governance, and contract administration functions.

●	The Company increased the number of independent directors serving on its Board of Directors from two to five, thereby enhancing the independence of Board oversight and strengthening the Company’s governance structure.

In addition, the Company updated and formalized its written corporate governance policies and procedures, including accounting policies, internal control documentation, approval authority matrices, disclosure controls and procedures, and financial reporting processes. The Company also implemented formal training programs for employees and directors covering internal control responsibilities, financial reporting, SEC compliance, corporate governance, ethics, and related compliance matters.

Management believes these actions significantly strengthen the Company’s control environment by improving segregation of duties, enhancing financial reporting expertise, strengthening legal and governance oversight, formalizing key control activities, and promoting a culture of compliance and accountability throughout the organization.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonable likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are averse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K filed on May 22, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amended and Restated Bylaws of Polomar Health Services, Inc., effective July 1, 2026
10.1*	Polomar Health Services, Inc. 2026 Equity and Incentive Compensation Plan (as amended and restated effective July 1, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer and Principal Accounting Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certificate of Principal Executive Officer and Principal Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Accounting Principal Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polomar Health Services, Inc.

Date:	August 14, 2026

By:	/s/ Terrence M. Tierney
Terrence M. Tierney
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2026

By:	/s/ Douglas Beck
Douglas Beck
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

